Form 10-Q
period 2013-10-31
TOA Optical Tech, Inc.
filed 2013-12-17
CIK 1582718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 000-55028

TOA Optical Tech, Inc.

(Exact name of registrant as specified in its charter)

Delaware	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1-1-36, Nishiawaji, Higashiyodogawa-ku, Osaka, Japan	533-0031
(Address of principal executive offices)	(Zip Code)

Prosperity Acquisition, Inc.

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X ]Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X ]Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[X ]Yes [  ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of December 16, 2013: 20,000,000 shares of common stock.

TABLE OF CONTENTS

TOA OPTICAL TECH, INC.

FKA PROSPERITY ACQUISITION, INC.

(A DEVELOPMENT STAGE COMPANY)

INDEX

PART I-FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS	4

Condensed Balance Sheets at October 31, 2013 (unaudited) and July 31, 2013		4

Condensed Statements of Operations for the Three Months ended October 31, 2013, October 31, 2012, and for the period from July 22, 2013 (Date of Inception) through October 31, 2013 (unaudited)		5

Condensed Statements of Changes in Stockholder Equity (Deficit) for the Period from July 22, 2013 (Date of Inception) through October 31, 2013 (unaudited)		6

Condensed Statements of Cash Flows for the Three Months ended October 31, 2013 (unaudited), October 31, 2012, (unaudited) and for the Period from July 22, 2013 (Date of Inception) through October 31, 2013 (unaudited)		7

Notes to Unaudited Financial Statements		8

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	10

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	11

ITEM 4	CONTROLS AND PROCEDURES	11

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS	11

ITEM 1A	RISK FACTORS

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	11

ITEM 3	DEFAULTS UPON SENIOR SECURITIES	11

ITEM 4	REMOVED AND RESERVED	12

ITEM 5	OTHER INFORMATION	12

ITEM 6	EXHIBITS	12

SIGNATURES		12

PART I-FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

TOA OPTICAL TECH, INC.

FKA Prosperity Acquisition, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEETS

	As of October 31, 2013 (unaudited)	As of July 31, 2013 (audited)
ASSETS
Current Assets
Prepaid expenses	$0	$2,000

Total Current Assets	$—	$2,000

TOTAL ASSETS	$0	$2,000

LIABILITIES & STOCKHOLDER EQUITY (DEFICIT)
Current Liabilities

Accounts payable-Related party	$2,244	$2,244
Accrued expenses	$250	$2,000

Total Current Liabilities	$2,494	$4,244

TOTAL LIABILITIES	$2,494	$4,244

Stockholder Equity (Deficit)
Preferred stock ($.0001 par value, 20,000,000 shares authorized; none issued and outstanding)	$—	$—

Common stock ($.0001 par value, 500,000,000 shares authorized, 20,000,000 shares issued and outstanding as of October 31, 2013 and July 31, 2013)	$2,000	$2,000
Deficit accumulated during developmental stage	$(4,494)	$(4,244)

Total StockholdersEquity (Deficit)	$(2,494)	$(2,244)

TOTAL LIABILITIES & STOCKHOLDER EQUITY (DEFICIT)	$0	$2,000

See Accompanying Notes to Unaudited Financial Statements

 TOA OPTICAL TECH, INC.

FKA Prosperity Acquisition, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended October 31, 2013	Three Months Ended October 31, 2012	Period from July 22, 2013 (Date of Inception) through October 31, 2013
Revenues	$—	$—	$—

Total Revenues	$—	$—	$—

General & Administrative Expenses
Share-based expenses	$—	$—	$2,000
Organization and related expenses	$—	$—	$244
Professional fees	$250	$—	$2,250

Total General & Administrative expenses	$250	$—	$4,494

Net Loss	$(250)	$—	$(4,494)

Basic and Diluted Loss Per Share	$(0.00)	$—	$(0.00)

Weighted average number of common shares outstanding	5,000,000	—	5,000,000

See Accompanying Notes to Unaudited Financial Statements

TOA OPTICAL TECH, INC.

FKA Prosperity Acquisition, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDER EQUITY (DEFICIT)

	Common Stock	Amount	Additional Paid-In Capital	Deficit Accumulated During Development Stage	Total
July 22, 2013 (Inception) — Shares issued for services rendered at $.0001 per share, July 29, 2013	20,000,000	$2,000	$—	$—	$2,000
Net loss for the period from July 22, 2013 through July 31, 2013	—	$—	$—	$(4,244)	$(4,244)

Balance July 31, 2013 (audited)	20,000,000	$2,000	$—	$(4,244)	$(2,244)

Net loss for the period from August 1, 2013 through October 31, 2013	20,000,000	$2,000	$—	$(250)	$(250)

Balance October 31, 2013 (unaudited)	20,000,000	$2,000	$—	$(4,494)	$(2,494)

See Accompanying Notes to Unaudited Financial Statements

TOA OPTICAL TECH, INC.

FKA Prosperity Acquisition, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended October 31, 2013	For the Three Months Ended October 31, 2012	Period from July 22, 2013 (Date of Inception) through October 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(250)	$—	$(4,494)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Common stock issued to Founder for services rendered	$—	$—	$2,000
Changes in current assets and liabilities:
Prepaid expenses	$2,000	$—	$0
Accounts payable-Related party	$—	$—	$2,244
Accrued expenses	$(1,750)	$—	$250
Net cash provided by (used in) operating activities	$—	$—	$—

NONCASH FINANCING AND INVESTING INFORMATION:

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$—	$—	$—

Income taxes paid	$—	$—	$—

See Accompanying Notes to Unaudited Condensed Financial Statements

TOA OPTICAL TECH, INC.

FKA Prosperity Acquisition, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED FINANCIAL STATEMENTS

AS OF OCTOBER 31, 2013

(UNAUDITED)

NOTE 1—ORGANIZATION AND DESCRIPTION OF BUSINESS

TOA Optical Tech, Inc. FKA Prosperity Acquisition, Inc. (the “Company”), a development stage company, was incorporated under the laws of the State of Delaware on July 22, 2013, with an objective to acquire, or merge with, an operating business. As of October 31, 2013, the Company had not yet commenced any operations.

Note 2 - Significant Accounting Policies

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these condensed financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements for the year ended July 31, 2013 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”).

The results of operations for the three month period ended October 31, 2013 are not necessarily indicative of the results for the full fiscal year ending July 31, 2014.

Development stage company.

The Company is a development stage company as defined by ASC 915, Development Stage Entities.  The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company's development stage activities.

SHELL COMPANY STATUS.

We are considered a shell company as defined in Rule 12b-2 of the Exchange Act. Rule 12b-2 of the Exchange Act defines a “shell company” as a registrant that has “nominal operations” and “assets consisting solely of cash and cash equivalents and nominal other assets.” Our shell company status prevents investor from reselling our shares under Rule 144(i) unless and until 12 months after we are no longer considered a shell company. We caution investors as to the highly illiquid nature of an investment in our shares.

Use of estimates.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates. Due to the limited level of operations, the Company has not had to make material assumptions or estimates other than the assumption that the Company is a going concern.

Fiscal year end.

The Company elected July 31st as its fiscal year ending date.

Cash AND CASH equivalents.

For the purpose of the financial statements cash equivalents include all highly liquid investments with maturity of three months or less. Cash and cash equivalents were $0 at October 31 and July 31, 2013.

FINANCIAL INSTRUMENTS.

The Company’s balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

ASC 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities

•	Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

Income taxes

The Company accounts for income taxes under ASC 740 Income Taxes.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized as of October 31, 2013 or July 31, 2013.

EARNINGS (LOSS) PER SHARE.

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of October 31, 2013.

RELATED PARTY TRANSACTIONS

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. Related party transactions for the periods ending October 31, 2013 and July 31, 2013 totaled $2,244, and were comprised of accounts payable.

SHARE-BASED EXPENSE

ASC 718, Compensation – Stock Compensation, prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, Equity – Based Payments to Non-Employees.  Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable:  (a) the goods or services received; or (b) the equity instruments issued.  The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

Share-based expense for the three months ended October 31, 2013 and 2012 was $0 and $0, respectively.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.

We have reviewed the FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

NOTE 3—GOING CONCERN

The accompanying financial statements are prepared on a basis of accounting assuming that the Company is a going concern that contemplates realization of assets and satisfaction of liabilities in the normal course of business. The Company is considered a development stage company and has no current revenue sources. The Company’s management plans to engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue- producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

NOTE 4—PREPAID EXPENSE

Prepaid expense totaled $0 and $2,000 at October 31, 2013 and July 31, 2013 and consisted solely of prepaid audit fees.

NOTE 5—STOCKHOLDER EQUITY

On July 29, 2013, the Board of Directors issued 20,000,000 shares of common stock to the founding shareholder in exchange for incorporation fees of $194, annual resident agent fees in the State of Delaware for $50, and developing the Company’s business concept and plan valued at $2,000 to a total amount of $2,244. The capitalization of the Company consists of the following classes of capital stock as of July 31, 2013 and October 31, 2013:

*	Common stock, $0.0001 par value: 500,000,000 shares authorized; 20,000,000 shares issued and outstanding.

*	Preferred stock, $0.0001 par value: 20,000,000 shares authorized; but not issued and outstanding.

NOTE 6 – RELATED-PARTY TRANSACTIONS

Accounts payable

At October 31 and July 31, 2013 the company had a related-party payable in the amount of $2,244 to its sole officer and shareholder.

Other

We neither rent nor own any properties. Until we pursue a viable business opportunity and recognize income, we will not seek office space. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

NOTE 7 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the financial statements were issued. Based on our evaluation the following have occurred requiring adjustment or disclosure:

On December 3, 2013, Mr. Jeffrey DeNunzio, the sole shareholder of TOA Optical Tech, Inc. FKA Prosperity Acquisition, Inc., entered into and consummated a sale of 20,000,000 shares of our common stock to Hajime Abe. Following the closing of the share purchase transaction, Hajime Abe gained a 100% interest in the issued and outstanding shares of our common stock.

On December 3, 2013, Mr. DeNunzio resigned as our President, Secretary, Treasurer and Director. The resignation was not the result of any disagreement with us on any matter relating to our operations, policies or practices.

On December 3, 2013, Mr. Hajime Abe was appointed as Director, Secretary and Treasurer.

On December 3, 2013, Mr. Tatsumi Shioya was appointed as President, and CEO.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PLAN OF OPERATION

The Company will attempt to locate and negotiate with a business entity for the combination of that target company with the Company. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange (the “business combination”). In most instances, the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target business.

The Company has not restricted its search for any specific kind of businesses, and it may acquire a business which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity.

It is anticipated that any securities issued in any such business combination would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times hereafter. If such registration occurs, it will be undertaken by the surviving entity after the Company has entered into an agreement for a business combination or has consummated a business combination. The issuance of additional securities and their potential sale into any trading market which may develop in the Company’s securities may depress the market value of the Company’s securities in the future if such a market develops, of which there is no assurance.

The Company will participate in a business combination only after the negotiation and execution of appropriate agreements. Negotiations with a target company will likely focus on the percentage of the Company, which the target company shareholders would acquire in exchange for their shareholdings. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing and will include miscellaneous other terms. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company’s shareholders at such time.

LIQUIDITY

We have no known demands or commitments and are not aware of any events or uncertainties as of October 31, 2013 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

CAPITAL RESOURCES

We had no material commitments for capital expenditures as of October 31, 2013 and July 31, 2013.

OFF-BALANCE SHEET ARRANGEMENTS

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

CRITICAL ACCOUNTING POLICIES

We prepare our condensed financial statements in conformity with GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the condensed financial statements are prepared. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions. On a regular basis, we review our critical accounting policies and how they are applied in the preparation of our condensed financial statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our condensed financial statements in conformity with GAAP, actual results could differ from our estimates and such differences could be material.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 4	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2013. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were ineffective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

Material weaknesses noted were: lack of a functioning audit committee; lack of a majority of outside directors on board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; inadequate segregation of duties consistent with control objectives affecting authorization, recordkeeping, custody of assets, and reconciliations; and, management is dominated by a single individual/small group without adequate compensating controls.

Management believes that the material weaknesses set forth above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter ended October 31, 2013, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 1A	RISK FACTORS

As a “smaller reporting company” defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on July 22, 2013. (1)

3.2	By-laws. (1)

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the quarter ended October 31, 2013. (2)

32.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

 ____________________

(1)	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on August 22, 2013, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Toa Optical Tech, Inc.

Fka Prosperity Acquisition, Inc.

(Registrant)

By: /s/ Hajime Abe

Principal Executive Officer

Principal Financial Officer

Dated: December 16, 2013