Form 10-Q/A
period 2013-10-31
TOA Optical Tech, Inc.
filed 2013-12-17
CIK 1582718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2013.

OR

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X ]Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ X]Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[X ]Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of December 17, 2013: 20,000,000 shares of common stock.

EXPLANATORY NOTE

This Amendment No. 1 to the Form 10-Q Quarterly Report (the "Amendment") amends the Form 10-Q Quarterly Report of TOA Optical Tech, Inc. (the "Company") for the quarter ended October 31, 2013 originally filed with the U.S. Securities and Exchange Commission on December 16, 2013 (the "Original Form 10-Q"). The sole purpose of this Amendment is to amend a clerical error in the date on the balance sheets of the interactive data files that comprise Exhibit 101. The Amendment revises the exhibit index included in Part II, Item 6 of the Original Form 10-Q and includes files relevant to Exhibit 101.

Except as described above, the Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Form 10-Q in any way. Those sections of the Original Form 10-Q that are unaffected by the Amendment are not included herein. The Amendment continues to speak as of the date of the Original Form 10-Q. Furthermore, the Amendment does not reflect events occurring after the dates of the Original Form 10-Q. Accordingly, the Amendment should be read in conjunction with the Original Form 10-Q.

101.INS - XBRL Instance Document

101.SCH - XBRL Taxonomy Schema

101.CAL - XBRL Taxonomy Calculation Linkbase

101.DEF - XBRL Taxonomy Definition Linkbase

101.LAB - XBRL Taxonomy Label Linkbase

101.PRE - XBRL Taxonomy Presentation Linkbase

ITEM 6	EXHIBITS

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on July 22, 2013. (1)

3.2	By-laws. (1)

23.1	Consent of Independent Registered Public Accounting Firm (2)

31.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the quarter ended October 31, 2013. (2)

32.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

 ____________________

(1)	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on August 22, 2013, and incorporated herein by this reference.
(2)	Previously filed or furnished as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2013
(3)	Furnished with this Amendment number one for the first quarter (10-Q). Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

TOA Optical Tech, Inc.

(Registrant)

By: /s/ Hajime Abe

Secretary & Treasurer

Dated: December 17, 2013