Form 10-Q
period 2014-01-31
TOA Optical Tech, Inc.
filed 2014-02-24
CIK 1582718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 000-55028

TOA Optical Tech, Inc.

(Exact name of registrant as specified in its charter)

Delaware	42-1778734
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification)

1-1-36, Nishhiawaji, Higashiyodogawa-ku, Osaka, Japan	533-0031
(Address of principal executive offices)	(Zip Code)

N/A

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

[X ]Yes [  ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of February 21, 2014: 20,000,000 shares of common stock.

TABLE OF CONTENTS

TOA OPTICAL TECH, INC.

FKA PROSPERITY ACQUISITION, INC.

(A DEVELOPMENT STAGE COMPANY)

INDEX

Page
PART I-FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS	4
Condensed Balance Sheets at January 31, 2014 (unaudited) and July 31, 2013	5
Condensed Statements of Operations for the Three and Six Months ended January 31, 2014 and for the period from July 22, 2013 (Date of Inception) through January 31, 2014 (unaudited)	6
Condensed Statements of Cash Flows for the Six Months ended January 31, 2014 (unaudited) and for the Period from July 22, 2013 (Date of Inception) through January 31, 2014 (unaudited)	7
Notes to Condensed Financial Statements	8
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS	9
ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	10
ITEM 4 CONTROLS AND PROCEDURES.	10

PART II-OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS	10
ITEM 1A RISK FACTORS	10
ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	10
ITEM 3 DEFAULTS UPON SENIOR SECURITIES	10
ITEM 4 MINE SAFETY DISCLOSURES	11
ITEM 5 OTHER INFORMATION	11
ITEM 6 EXHIBITS	11

SIGNATURES	11

PART I-FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

TOA OPTICAL TECH, INC.

FKA PROSPERITY ACQUISITION, INC

(A DEVELOPMENT STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS

TOA OPTICAL TECH, INC.
FKA PROSPERITY ACQUISITION INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS (Unaudited)

	As of	As of
	January 31, 2014	July 31, 2013

ASSETS
Current Assets
Prepaid expenses	$-	$2,000

TOTAL CURRENT ASSETS	-	2,000

TOTAL ASSETS	$-	$2,000

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Account payables - Related Party	$847	$2,244
Accrued expenses	-	2,000

TOTAL CURRENT LIABILITIES	847	4,244

TOTAL LIABILITIES	847	4,244

Stockholders’ Equity (Deficit)
Preferred stock ($.0001 par value, 20,000,000 shares authorized;
none issued and outstanding )	-	-
Common stock ($.0001 par value, 500,000,000 shares authorized,
20,000,000 shares issued and outstanding
as of July 31, 2013 and January 31, 2014)	2,000	2,000
Additional paid-in capital	2,494	-
Deficit accumulated during the development stage	(5,342)	(4,244)
Accumulated other comprehensive income
Foreign currency translation	1	-

TOTAL SHAREHOLDER'S EQUITY	(847)	(2,244)

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$-	$2,000

The accompanying notes are an integral part of these unaudited financial statements

TOA OPTICAL TECH, INC.
FKA PROSPERITY ACQUISITION, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Unaudited)

			Period from
			July 22, 2013
	Three months	Six months	(Date of Inception)
	Ended	Ended	through
	January 31, 2014	January 31, 2014	January 31, 2014

Revenues - Related Party	$-	$-	$-
Cost of revenues - Related Party	-	-	-

Gross profit	-	-	-

General and Administrative Expenses
Organization and related expenses	-	-	4,244
Professional fees	1,098	1,098	1,098

Total Expenses	1,098	1,098	5,342

NET INCOME (LOSS)	(1,098)	(1,098)	(5,342)

OTHER COMHREHENSIVE INCOME
Foreign currency translation adjustment	1	1	1

TOTAL COMPREHENSIVE INCOME (LOSS)	$(1,097)	$(1,097)	$(5,341)

WEIGHTED AVERAGE SHARES OUTSTANDING	20,000,000	20,000,000	20,000,000

NET INCOME(LOSS) PER SHARE	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited financial statements

TOA OPTICAL TECH, INC.
FKA PROSPERITY ACQUISITION, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS (Unaudited)

		Period from
		July 22, 2013
	Six months	(Date of Inception)
	Ended	through
	January 31, 2014	January 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,098)	$(5,342)
Prepaid Expense	2,000
Accrued Expense	(2,000)
Net cash provided by (used in) operating activities	(1,098)	(5,342)

Net effect of exchange rate changes on cash	1	1
CASH FLOWS FROM FINANCING ACTIVITIES
Loan from director	1,097	3,341
Issuance of Common Stock to founder	-	2,000

Net cash provided by (used in) operating activities	1,097	5,341

Net Change in Cash and Cash equivalents	-	-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES
Contribution to capital by related party for write-off of accounts payable	$2,494	$2,494

SUPPLEMENTAL INFORMATION
Interest paid	-	-
Income taxes paid	-	-

The accompanying notes are an integral part of these unaudited financial statements

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

TOA Optical Tech, Inc. (the “Company”), a development stage company, was incorporated under the laws of the State of Delaware on July 22, 2013, with an objective to acquire, or merge with, an operating business. As of January 31, 2014, the Company had not yet commenced any operations.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission ("SEC") to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the financial statements of the Company for the period from July 22, 2013 (Inception) through the end of its fiscal year July 31, 2013 and notes thereto contained in the Company's interim period report ending January 31, 2014.

The results of operations for the six month period ended January 31, 2014 are not necessarily indicative of the results for the full fiscal year ending July 31, 2014.

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

Cash AND CASH equivalents.

For the purpose of the financial statements cash equivalents include all highly liquid investments with maturity of three months or less. Cash and cash equivalents were $0 at January 31, 2014 and July 31, 2013.

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

ASC 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

·	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities

·	Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

·	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of January 31, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

Income taxes

The Company accounts for income taxes under ASC 740 Income Taxes.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized as of January 31, 2014 or July 31, 2013.

EARNINGS (LOSS) PER SHARE.

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of January 31, 2014.

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

Share-based expense for the six months ended January 31, 2014 and 2013 was $0 and $0, respectively.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements are prepared on a basis of accounting assuming that the Company is a going concern that contemplates realization of assets and satisfaction of liabilities in the normal course of business. The Company is considered a development stage company and has few current revenue sources. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s management plans to engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue- producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

NOTE 4 - RELATED-PARTY TRANSACTIONS

At January 31, 2014, the company owes $847 to a director for expenses he paid on behalf of the Company. Additionally $2,494 owed to an officer was forgiven and written off to paid in capital as a contribution and $2,000 of prepaid expense and a corresponding accrued expense was reversed in the current quarter as they related to prior management.

NOTE 5 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the financial statements were issued. Based on our evaluation no events have occurred requiring adjustment or disclosure.

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

LIQUIDITY

We have no known demands or commitments and are not aware of any events or uncertainties as of January 31, 2014 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

CAPITAL RESOURCES

We had no material commitments for capital expenditures as of January 31, 2014 and July 31, 2013.

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

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2014. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were ineffective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

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

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter ended January 31, 2014, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 1A	RISK FACTORS

As a “smaller reporting company” defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on July 22, 2013. (1)

3.2	By-laws. (1)

31.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the quarter ended January 31, 2014. (2)

32.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

 ____________________

(1)	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on August 22, 2013, and incorporated herein by this reference.
(2)	Filed herein
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

TOA Optical Tech, Inc.

(Registrant)

By: /s/ Hajime Abe

Secretary & Treasurer

Dated: February 21, 2014