Form 10-Q
period 2014-04-30
TOA Optical Tech, Inc.
filed 2014-06-03
CIK 1582718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED April 30, 2014

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

[X ]Yes [  ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of June 3, 2014: 20,000,000 shares of common stock.

TABLE OF CONTENTS

TOA OPTICAL TECH, INC.

FKA PROSPERITY ACQUISITION, INC.

(A DEVELOPMENT STAGE COMPANY)

INDEX

Page
PART I-FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS	F1
Condensed Balance Sheets at April 30, 2014 (unaudited) and July 31, 2013	F2
Condensed Statements of Operations for the Three and Nine Months ended April 30, 2014 and for the period from July 22, 2013 (Date of Inception) through April 30, 2014 (unaudited)	F3
Condensed Statements of Cash Flows for the Nine Months ended April 30, 2014 (unaudited) and for the Period from July 22, 2013 (Date of Inception) through April 30, 2014 (unaudited)	F4
Notes to Condensed Financial Statements	F5
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS	4
ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	5
ITEM 4 CONTROLS AND PROCEDURES.	5

PART II-OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS	5
ITEM 1A RISK FACTORS	5
ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	5
ITEM 3 DEFAULTS UPON SENIOR SECURITIES	5
ITEM 4 MINE SAFETY DISCLOSURES	6
ITEM 5 OTHER INFORMATION	6
ITEM 6 EXHIBITS	6

SIGNATURES	6

PART I-FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

TOA OPTICAL TECH, INC.

FKA PROSPERITY ACQUISITION, INC

(A DEVELOPMENT STAGE COMPANY)

CONDENSED FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Pages

Balance Sheets	F2

Statements of Operations	F3

Statements of Cash Flows	F4

Notes to Financial Statements	F5

-F1-

TOA OPTICAL TECH, INC.
FKA PROSPERITY ACQUISITION, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS
(Unaudited)

	As of		As of
	April 30, 2014		July 31, 2013

ASSETS
Current Assets
Prepaid expenses	$-		$2,000

TOTAL CURRENT ASSETS	$-		$2,000

TOTAL ASSETS	$-		$2,000

LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities
Account payables - Related Party	$3,132		$2,244
Accrued expenses	$-		$2,000

TOTAL CURRENT LIABILITIES	$3,132		$4,244

TOTAL LIABILITIES	$3,132		$4,244

Shareholder's Equity (Deficit)
Preferred stock ($.0001 par value, 20,000,000 shares authorized;
none issued and outstanding )	$-		$-
Common stock ($.0001 par value, 500,000,000 shares authorized,
20,000,000 shares issued and outstanding
as of July 31, 2013 and April 30, 2014)	$2,000		$2,000
Additional paid-in capital	$4,494		$-
Deficit accumulated during the development stage	$(9,664)		$(4,244)
Accumulated other comprehensive income
Foreign currency translation	$38	$

TOTAL SHAREHOLDER'S EQUITY	$(3,132)		$(2,244)

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY	$-		$2,000

The accompanying notes are an integral part of these unaudited financial statements

-F2-

TOA OPTICAL TECH, INC.
FKA PROSPERITY ACQUISITION, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

			Period from
			July 22, 2013
	Three months	Nine months	(Date of Inception)
	Ended	Ended	through
	April 30, 2014	April 30, 2014	April 30, 2014

Revenues	$-	$-	$-
Cost of revenues	-	-	-

Gross profit	-	-	-

General and Administrative Expenses
Organization and related expenses	$-	$-	$4,244
Professional fees	1,894	4,992	4,992
Other expenses	428	428	428

Total Expenses	$2,322	$5,420	9,664

NET INCOME (LOSS)	$(2,322)	$(5,420)	$(9,664)

OTHER COMHREHENSIVE INCOME
Foreign currency translation adjustment	$37	$38	$38

TOTAL COMPREHENSIVE INCOME (LOSS)	$(2,285)	$(5,382)	$(9,626)

WEIGHTED AVERAGE SHARES OUTSTANDING	20,000,000	20,000,000

NET INCOME(LOSS) PER SHARE	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited financial statements

-F3-

TOA OPTICAL TECH, INC.
FKA PROSPERITY ACQUISITION, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)
		Period from
		July 22, 2013
	Nine months	(Date of Inception)
	Ended	through
	April 30, 2014	April 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(5,420)	$(9,664)
Prepaid expenses	2,000	-
Accrued expenses	-	(2,000)

Net cash provided by (used in) operating activities	$(3,420)	$(7,664)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from director	3,382	5,626
Issuance of Common Stock to founder	-	2,000

Net cash provided by (used in) financing activities	$3,382	$7,626

Net effect of exchange rate changes on cash	$38	$38

Net Change in Cash and Cash equivalents	$-	$-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	-	-

NONCASH INVESTING AND FINANCING ACTIVITIES
Contribution to capital by related party for write-off of accounts payable	4,494	4,494

SUPPLEMENTAL INFORMATION
Interest paid	-	-
Income taxes paid	-	-

The accompanying notes are an integral part of these unaudited financial statements.

-F4-

TOA OPTICAL TECH, INC.

FKA PROSPERITY　ACQUISITION, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

AS OF APRIL 30, 2014

(UNAUDITED)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

TOA Optical Tech, Inc. (the “Company”), a development stage company, was incorporated under the laws of the State of Delaware on July 22, 2013, with an objective to acquire, or merge with, an operating business. As of April 30, 2014, the Company had not yet commenced any operations.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission ("SEC") to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the financial statements of the Company for the period from July 22, 2013 (Inception) through the end of its fiscal year July 31, 2013 and notes thereto contained in the Company's interim period report ending April 30, 2014.

The results of operations for the nine months period ended April 30, 2014 are not necessarily indicative of the results for the full fiscal year ending July 31, 2014.

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

NOTE 4 - RELATED-PARTY TRANSACTIONS

At April 30, 2014, the company owes $3,132 to a director for expenses he paid on behalf of the Company. Additionally $4,494 owed to an officer was forgiven and written off to paid in capital as a contribution and $2,000 of prepaid expense and a corresponding accrued expense was reversed in the current quarter as they related to prior management.

NOTE 5 - SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the financial statements were issued. Based on our evaluation no events have occurred requiring adjustment or disclosure.

-F5-

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

LIQUIDITY

We have no known demands or commitments and are not aware of any events or uncertainties as of April 30, 2014 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

CAPITAL RESOURCES

We had no material commitments for capital expenditures as of April 30, 2014 and July 31, 2013.

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

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2014. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were ineffective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding disclosure.

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

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter ended April 30, 2014, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 1A	RISK FACTORS

As a “smaller reporting company” defined by Item 10 of Regulation S-K, the Company is not required to provide the information required by this Item.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None.

ITEM 6	EXHIBITS

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on July 22, 2013. (1)

3.2	By-laws. (1)

31.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-Q for the quarter ended April 30, 2014. (2)

32.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

(1)	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on August 22, 2013, and incorporated herein by this reference.
(2)	Filed herein
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

TOA Optical Tech, Inc.

(Registrant)

By: /s/ Hajime Abe

Secretary & Treasurer

Dated: June 3, 2014