Form 10-K
period 2014-07-31
TOA Optical Tech, Inc.
filed 2014-09-24
CIK 1582718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED JULY 31, 2014

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 000-55028

TOA Optical Tech, Inc.

(Exact name of registrant as specified in its charter)

Delaware	42-1778734
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1-1-36, Nishiawaji, Higashiyadogawa-ku Osaka, Japan	533-0031
(Address of Principal Executive Offices)	(Zip Code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Issuer's telephone number: +81-6-6325-5035

Fax number: +81-6325-5037

Email: info@toa-group.asia

Securities to be registered under Section 12(b) of the Act: None

Securities to be registered under Section 12(g) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.0001	N/A

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

[ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

[ ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a small reporting company. See definition of large accelerated filer, accelerated filer and small reporting company in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Small reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 [ ] Yes [X] No

The aggregate market value of voting stock held by non-affiliates of the registrant as of September 19, 2014 was approximately $4,631 based on a par value of .0001 per share of common stock. As of September 19, 2014, there were approximately 60,000,000 shares of common stock and 1,000,000 shares of preferred stock issued and outstanding. Our common stock is not listed on any trading exchange.

Note: If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

FORWARD-LOOKING STATEMENTS

Subject to Section 21 E, of the Exchange Act, this Form 10-K contains forward-looking statements. The forward-looking statements are based on our current goals, plans, expectations, assumptions, estimates and predictions regarding the Company.

When used in this Annual Report, the words “plan”, “believes,” “continues,” “expects,” “anticipates,” “estimates,” “intends”, “should,” “would,” “could,” or “may,” and similar expressions are intended to identify forward looking statements.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or growths to be materially different from any future results, events or growths expressed or implied in this Annual Report.

In this Annual Report on Form 10-K, ‘‘TOA Optical Tech,’’ the “Company,’’ ‘‘we,’’ ‘‘us,’’ and ‘‘our,’’ refer to TOA Optical Tech, Inc., unless the context otherwise requires. Unless otherwise indicated, the term ‘‘fiscal year’’ refers to our fiscal year ending July 31. Unless otherwise indicated, the term ‘‘common stock’’ refers to shares of the Company’s common stock.

All dollar amounts refer to US dollars unless otherwise indicated.

TOA Optical Tech, INC.

PART I

Item 1. Business.

TOA Optical Tech, Inc., a Delaware corporation (“the Company”) was incorporated under the laws of the State of Delaware on July 22, 2013.

The Company is a start-up company and conducts a trading business through TOA HIKARI GIKEN CO., LTD., a Japanese Corporation (“TOA Hikari”), which is our wholly owned subsidiary. Our business is engaged in a range of global business activities including the worldwide trading of LED products.

TOA Hikari conducts a trade business that concentrates on the distribution of LED lights to customers throughout Asia.

Our principal executive offices are located at C/O Toa Shoko, 1-1-36, Nishiawaji, Higashiyodogawa-ku Osaka 533-0031, Japan. Our phone number is +81-6-6325-5035.

Corporate History

The Company was originally incorporated with the name Prosperity Acquisition, Inc., under the laws of the State of Delaware on July 22, 2013, with an objective to acquire, or merge with, an operating business.

On December 3, 2013, Jeffrey DeNunzio of 780 Reservoir Avenue, #123, Cranston, RI 02910, the sole shareholder of Prosperity Acquisition, Inc., entered into a Share Purchase Agreement with Hajime Abe, C/O Toa Shoko, 1-1-36, Nishiawaji, Higashiyodogawa- ku, Osaka 533-0031, Japan. Pursuant to the Agreement, Mr. DeNunzio transfered to Hajime Abe, 20,000,000 shares of our common stock which represents all of our issued and outstanding shares.

Following the closing of the share purchase transaction, Hajime Abe owned a 100% interest in the issued and outstanding shares of our common stock and became the controlling shareholder of Prosperity Acquisition, Inc.

On December 3, 2013, Prosperity Acquisition, Inc. changed its name to TOA Optical Tech, Inc. and filed with the Delaware Secretary of State, a Certificate of Amendment.

On December 3, 2013, Mr. DeNunzio resigned as our President, Secretary, Treasurer and Director, such resignation is to be effective ten days after the filing and mailing of an Information Statement required by Rule 14f-1 under the Securities Exchange Act of 1934, as amended. The resignation was not the result of any disagreement with us on any matter relating to our operations, policies or practices.

On December 3, 2013, Mr. Hajime Abe was appointed as Director, Secretary and Treasurer, to hold such office ten days after the filing and mailing of an Information Statement required by Rule 14f-1 under the Securities Exchange Act of 1934, as amended.

On December 3, 2013, Mr. Tatsumi Shioya was appointed as President and Chief Executive Officer (CEO), to hold such office ten days after the filing and mailing of an Information Statement required by Rule 14f-1 under the Securities Exchange Act of 1934, as amended.

On February 13, 2014, the Company engaged MaloneBailey, LLP (“Malone”) of Houston, Texas, as its new registered independent public accountant.

On June 20, 2014, the Company issued 1,000,000 shares of restricted Series A preferred stock valued at $100 to Hajime Abe as director compensation.

On June 20, 2014, the Company issued 40,000,000 shares of restricted common stock valued at $4,000 to Hajime Abe as director compensation.

On June 25, 2014, Mr. Hajime Abe entered into stock purchase agreements with approximately 504 Japanese shareholders. Pursuant to these agreements, Mr. Abe sold 46,305,000 shares of common stock in total to these individuals and received $4,630 as aggregate consideration.

We claim an exemption from registration afforded by Section 4(2) and/or Regulation S of the Securities Act of 1933, as amended ("Regulation S") for the above sales of the stock since the sales of the stock were made to non-U.S. persons (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

On July 31, 2014, TOA Optical Tech, Inc. entered into a Stock Purchase Agreement with Hajime Abe. Pursuant to the Agreement, Hajime Abe, at the effective date transferred to TOA Optical Tech, Inc., 10 shares of the common stock of TOA Hikari which represents all of its issued and outstanding shares in consideration of 10,000 JPY ($97 USD). Following the closing of the share purchase transaction on July 31, 2014, TOA Optical Tech, Inc. gained a 100% interest in the issued and outstanding shares of TOA Hikari’s common stock. TOA Optical Tech, Inc. became the controlling shareholder of TOA Hikari.

Industry Overview

LED Lighting industry

Based on the McKinsey report, the global general lighting market in 2011 was a staggering $75.8 billion and is expected to grow to $114.8 billion by the year 2020. Additionally, the global lighting market is expected to undergo significant transition in the coming years. This change is going to be driven by the rapid adoption of energy efficient lighting products as a result of improved light quality and performance, lower total cost of ownership, greater focus on energy efficiency, increased regulatory requirements, banning inefficient lamps, as well as macroeconomic trends such as population growth and increasing urbanization. These changes are expected to accelerate the adoption of energy efficient, or non-incandescent, lighting technologies, primarily LEDs. According to McKinsey, the global LED market was $8.9 billion in 2011 and is forecasted to grow all the way to $81.2 billion by the year 2020, representing a 27.9% CAGR.

Business Information of TOA Hikari

TOA Hikari Giken Co., Ltd., also referenced in this document as “TOA Hikari”, was initially formed as an Osaka, Japan Corporation on June 2, 2014.

TOA Hikari conducts a trade business that concentrates on the distribution of LED lights to customers throughout Asia.

Outline of the Structure of Our Business

As depicted in the diagram above TOA Hikari Giken Co., Ltd. is the wholly owned subsidiary of its parent company, TOA Optical Tech, Inc. TOA Hikari is responsible for procuring parts, technology and other elements that go into the production of LED lighting products, from OPTICAL TECH CO., LTD., a Japan Corporation (“Optical Tech”). In the future, with respect to the manufacturing of parts and materials, Optical Tech. plans to outsource production of these materials to outside manufacturers. The aforementioned materials will be transported by TOA Hikari via freighter to the assembling factory, located on the premises of Singapore TOA Lighting PTE, Ltd. where the LED units will be assembled.

The breakdown of the process in its entirety is discussed in further detail in the paragraphs to follow.

 Products and Service

Special Surface LED Illuminator and module

Currently our primary focus is on our product referred to as the “Special Surface LED Illuminator.”

This LED illuminator and module can be used for an array of purposes in which specialized lighting might be required. This unit can also solve several issues that have been previously pervasive amongst competitor lighting components such as lack of transparency, lack of lighting tones, limited color spectrum, limited tints, and poor illumination.

1) As of today we have developed large-sized LED illuminators that no other artisan or company has been able to develop in the nation of Japan thus far. The specifications of each type of LED unit that we have developed are as follows:

Type – 100w: Surface of illuminator 120mmφ (Custom made 150w)

Type -30w and 50w Surface of illuminator 60mmφ

2) We have been successful in creating high-powered illuminators by utilizing a combination of our Specialized Diffusing Chemicals in spite of surface illuminating difficulties that commonly exist in production of such devices.

Our illuminator can reduce color shading and also actualize even colored illumination in such devices. Additionally, we have been able to actualize an effective angle of 150 degrees in each component. This can greatly benefit an array of existing products and devices that are used everyday. Devices that require this type of illumination, in which there should be a consistent hue, saturation, and or standard of illumination, include, but are not limited to, street lights, road lights, mercury lights, and various pieces of medical equipment in which specialized lighting is necessary.

3) So far we have also actualized color rendering, something no other Company in Japan has been able to successfully carry out even in today’s advanced technological age.

We have adopted RGB elements which have strong repeatability of particular hues that make up a particular LED element. Additionally, we have actualized the repeatability of such colors and natural shadows. This is extremely beneficial as it can be a gateway to lighting systems used for food products in super markets, clothing sections in outlets, and equipment in medical facilities. Three images of the LED device that has been in development thus far can be seen below.

* It should be noted that thus far as of September 19, 2014 our products have been developed alongside OPTICAL TECH CO., LTD., a Japan Corporation (“OPTICAL TECH”) whose address is 3-10-7. Tsutsujigaoka, Miyagino-ku, Sendai-shi, Miyagi 983-0852, Japan. OPTICAL TECH has applied for a patent for the previous technology that has been described throughout and is the actual proprietary owner of the technology.

Process of Ordering, Delivery and Payment

(1) As displayed in the above diagram the process begins when the customer, also to be referred to herein as the “end user” orders a or several LED lighting unit(s) from TOA Hikari Giken, “TOA Hikari.”

(2) Following the purchase order, TOA Hikari contacts Singapore TOA Lighting PTE, who will be assembling the final product(s), in order to discover the exact quantity of parts required to build the necessary type of LED units.

(3) Singapore TOA Lighting PTE then notifies TOA Hikari with a list of materials necessary for the production of the units ordered by the customer.

(4) Once the quantity and list of the parts necessary to assemble the final product(s) has been acquired by TOA Hikari, TOA Hikari places an order for the materials with Optical Tech Co. LTD.

*The above transactions will (in total) be completed in only a few days.

(5) After TOA Hikari places the order for the materials for the LED units, Optical Tech manufactures the parts and materials necessary for the final production of the devices. Next the materials are delivered by Optical Tech to Singapore TOA Lighting PTD where the materials are assembled. Following this Optical Tech sends invoices for the materials and parts to TOA Hikari Giken.

(6) After receiving the materials from Optical Tech, Singapore TOA Lighting PTD assembles and manufactures the final LED products and delivers them to the customer, “end user.” At this point Singapore TOA Lighting PTD sends an invoice to TOA Hikari which includes the amount of LED products built and the delivery costs associated with each product.

*Production time for 5,6 (in total) is about one month.

The remaining steps of the process are as follows after delivery of the product to the customer:

(7) Toa Hikari collects the payment from the end user.

(8) Toa Hikari makes the payment to Optical Tech.

(9) Toa Hikari makes the payment to the LED manufacturer, Singapore TOA Lighting PTD. This amount is offset by the LED materials and LED products.

Breakdown of Potential Revenue

* These figures are estimated and speculative. “Structure of Value Added” is the estimated percentage of work that goes into the development and production of each LED lighting unit by each associated Company, since not just one company contributes to its creation. The  breakdown in dollars represents the revenue each company will receive once a product is sold as this revenue stream is to be shared among contributing companies.

	Process				Total
	Materials	Margin	Assembling	Margin	Price
	Optical Tech Co., Ltd.	TOA HIKARI GIKEN CO., LTD.	SINGAPORE TOA LIGHTING PTE, LTD.	TOA HIKARI GIKEN CO., LTD.	End User
Structure of Value Added	25%	10%	55%	10%	100%
Model Product	US$ 291	US$ 117	US$ 641	US$ 117	US$ 1,165
TOA Hikari's Profit per Product
Revenues	US$ 291	US$ 117	US$ 641	US$ 117	US$ 1,165
Cost of Revenues	US$ 291		US$ 641		US$ 932
Gross Profit		US$ 117		US$ 117	US$ 233

Target of Revenues and Profit

 The target of quantity, revenues and profit can be summarized below.

* These figures are solely estimated potential.

		FY2015	FY2016	FY2017	FY2018	FY2019
	From	August 2014	August 2015	August 2016	August 2017	August 2018
	To	July 2015	July 2016	July 2017	July 2018	July 2019
Number of Products per Month		1,000	1,200	1,440	1,728	2,074
Number of Operating Months	Months	6	12	12	12	12
Number of Products per Year		6,000	14,400	17,280	20,736	24,883
End User Price		US$ 1,165	US$ 1,165	US$ 1,165	US$ 1,165	US$ 1,165
TOA Hikari's Plan
Revenues		US$ 6,990,000	US$ 16,776,000	US$ 20,131,200	US$ 24,157,440	US$ 28,988,928
Cost of Revenues		US$ 5,592,000	US$ 13,420,800	US$ 16,104,960	US$ 19,325,952	US$ 23,191,142
Gross Profit		US$ 1,398,000	US$ 3,355,200	US$ 4,026,240	US$ 4,831,488	US$ 5,797,786

*As of July 31, 2014, our revenues and cost of revenues were not generated.

Employees

The Company has no full-time employees and four part-time employees as of September 19, 2014.

Competition

The industry in which TOA Hikari competes is highly competitive. Our main competitors are other LED manufacturers and trade companies all over the world. Moreover, all of our potential business partners, for supply of products and services could also be competitors. To ensure our competitiveness, we strive to continue to successfully acquire new customers and meet the changing needs of our customers and suppliers.

Because we are a small company with a limited operating history, we are at a competitive disadvantage against the large and well-capitalized companies in Japan which have a track record of success and operations. Therefore, our primary method of competition involves promoting the benefits of using our services over those of our competitors, including the price, delivery, quality and effectiveness of our services.

Item 1A. Risk Factors.

An investment in our common stock is highly speculative, and should only be made by persons who can afford to lose their entire investment in us. You should carefully consider the following risk factors and other information in this report before deciding to become a holder of our common stock. If any of the following risks actually occur, our business and financial results could be negatively affected to a significant extent.

Risks Relating to Our Company and Our Industry

We will require additional funds in the future to achieve our current business strategy and our inability to obtain funding will cause our business to fail.

We will need to raise additional funds through public or private debt or equity sales in order to fund our future operations and fulfill contractual obligations in the future. These financings may not be available when needed. Even if these financings are available, it may be on terms that we deem unacceptable or are materially adverse to your interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms. Our inability to obtain financing would have an adverse effect on our ability to implement our current business plan and develop our products, and as a result, could require us to diminish or suspend our operations and possibly cease our existence.

Even if we are successful in raising capital in the future, we will likely need to raise additional capital to continue and/or expand our operations. If we do not raise the additional capital, the value of any investment in our Company may become worthless. In the event we do not raise additional capital from conventional sources, it is likely that we may need to scale back or curtail implementing our business plan.

The Company, being a start-up Company has not generated any revenues since our inception in July 2013.

We are a start-up company. Our ability to continue as a going concern is dependent upon our ability to commence a commercially viable operation and to achieve further profitability. Since our inception in July 2013, we have not generated any revenue, and currently have only limited operations, as we are presently in the planning stage of our business development as a start-up stage company. These factors raise substantial doubt about our ability to continue as a going concern. We may not be able to generate revenues in the future and as a result the value of our common stock may become worthless. There are no assurances that we will be successful in raising additional capital or successfully developing and commercializing our products and become profitable.

We have a limited operating history that you can use to evaluate us, and the likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays that we may encounter because we are a small developing company. As a result, we may not be profitable and we may not be able to generate sufficient revenue to develop as we have planned.

We were incorporated in Delaware in July of 2013. We have no significant assets or financial resources. The likelihood of our success must be considered in light of the expenses and difficulties in development of worldwide clients, customers, recruiting and keeping clients and/ or customers and obtaining financing to meet the needs of our plan of operations. Since we have a limited operating history we may not be profitable and we may not be able to generate sufficient revenues to meet our expenses and support our anticipated activities.

Because we will obtain products from a company other than our own, a disruption in the delivery of LED products or materials may have a greater effect on us than on our competitors.

We have and will continue to purchase our LED products and materials from OPTICAL TECH. Deliveries of our products or materials that we use in further development (that we first purchase from them) may be disrupted through products shortages.

If our competitors are able to deliver products when we cannot, our reputation may be damaged and we may lose customers to our competitors.

Currently, we rely heavily on the existence of OPTICAL TECH., as they are our exclusive supplier of LED products and materials for such components. Any financial or legal issues faced by OPTICAL TECH may greatly impact our business and cause a loss or complete loss in your investment.

Because all of our products, materials, and components come directly from OPTICAL TECH, if they face financial troubles such as bankruptcy, or legal disputes they may not be able to continue their normal course of business, leaving us with little or no LED products to deliver to our customers. If in the event that OPTICAL TECH was forced to cease operations due to bankruptcy or any other reason, we would be left without a supplier of LED products and or materials making it difficult if not impossible to continue operations. This would be extremely detrimental to us as we would be left with no product to sell to customers worldwide. This could cause a loss or complete loss in your investment if this were to occur.

We operate in a highly competitive environment, and if we are unable to compete with our competitors, our business, financial condition, results of operations, cash flows and prospects could be materially adversely affected.

We operate in a highly competitive environment. Our competition includes small, medium, and large scale manufacturers of lighting products, all of which may distribute similar LED units and at competitive prices. A highly competitive environment could materially adversely affect our business, financial condition, results of operations, cash flows and prospects.

Because we are small and do not have much capital, our marketing campaign may not be enough to attract sufficient clients to operate profitably. If we do not make a profit, we will suspend or cease operations.

Due to the fact we are small and do not have much capital, we must limit our marketing activities and may not be able to make our product known to potential customers. Because we will be limiting our marketing activities, we may not be able to attract enough customers to operate profitably. If we cannot operate profitably, we may have to suspend or cease operations.

Because the Company’s headquarters and assets are located outside the United States in Japan, investors may experience difficulties in attempting to effect service of process and to enforce judgments based upon US Federal Securities Laws against the Company and its non-US resident officers and directors.

While we are organized under the laws of State of Delaware, our officers and Directors are non-US residents and our headquarters and assets are located outside the United States in Japan. Consequently, it may be difficult for investors to affect service of process on them in the United States and to enforce in the United States judgments obtained in United States courts against them based on the civil liability provisions of the United States securities laws. Since all our assets will be located outside U.S. it may be difficult or impossible for U.S. investors to collect a judgment against us.

We expect our quarterly financial results to fluctuate.

We expect our net sales and operating results to vary significantly from quarter to quarter due to a number of factors, including changes in:

• Demand for our products;

• Our ability to retain existing customers or encourage repeat purchases;

• Our ability to manage our product inventory;

• General economic conditions;

• Advertising and other marketing costs;

• Costs of expanding to other LED products.

As a result of the variability of these and other factors, our operating results in future quarters may be below the expectations of public market analysts and investors.

Our future success is dependent, in part, on the performance and continued service of Tatsumi Shioya, our President and CEO. Without his continued service, we may be forced to interrupt or eventually cease our operations.

We are presently dependent to a great extent upon the experience, abilities and continued services of Tatsumi Shioya, our President and CEO. We currently do not have an employment agreement with Mr. Shioya. The loss of his services would delay our business operations substantially.

Our future success is dependent, in part, on the performance and continued service of Hajime Abe, our Director. Without his continued service, we may be forced to interrupt or eventually cease our operations.

We are presently dependent to a great extent upon the experience, abilities and continued services of Hajime Abe, our Director. We currently do not have an employment agreement with Mr. Abe. The loss of his services would delay our business operations substantially.

Because our current Director has other business interests, he may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail.

Hajime Abe, our Director, currently devotes approximately twenty hours per week providing management services to us. While he presently possesses adequate time to attend to our interest, it is possible that the demands on him from other obligations could increase, with the result that he would no longer be able to devote sufficient time to the management of our business. The loss of Hajime Abe to our company could negatively impact the development and implementation of our business. The other businesses which Hajime Abe conducts and operates are not in the LED distribution industry. Unless the other business interests, of which Mr. Hajime Abe is associated, expanded their businesses to include LED lighting distribution, they will not be or become a competitor to the Company. As it stands today these other businesses do not compete with the Company regarding distribution of LED lighting units.

Because our current President has other business interests, he may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail.

Tatsumi Shioya, our President and CEO, currently devotes approximately twenty hours per week providing management services to us. While he presently possesses adequate time to attend to our interest, it is possible that the demands on him from other obligations could increase, with the result that he would no longer be able to devote sufficient time to the management of our business. The loss of Tatsumi Shioya to our company could negatively impact the development and implementation of our business. The other businesses which Tatsumi Shioya conducts and operates are not in the LED lights distribution industry. Unless the other business interests of which Mr. Tatsumi Shioya is associated with expanded their businesses to include LED lights distribution, they could then become a competitor to the Company. As it stands today however, these other businesses do not compete with the Company regarding LED lighting distribution or have any intentions of doing so. Other business interests however, of Optical Tech Co., Ltd, a Japan Corporation may in fact affect our own business’s operating results. Currently, Optical Tech Co., Ltd. is our principal technology provider. If they ceased to serve as our provider of such LED technologies, it could negatively affect our business.

If Hajime Abe, or Tatsumi Shioya should resign or die, we will not have a Director, CEO or President, which could result in our operations suspending. If that should occur, you could lose your investment.

We are extremely dependent on the services of Tatsumi Shioya, our President and CEO, as well as Hajime Abe, our Director for the future success of our business. The loss of the services of Tatsumi Shioya or Hajime Abe could have an adverse effect on our business, financial condition and results of operations. If either party should resign or die we will not have a chief executive officer, president, and or director depending on the situation. If that should occur, until we find another person to act as our chief executive officer, president, or director our operations could be suspended. In that event it is possible you could lose most if not all of your entire investment.

Our future success is dependent on our implementation of our business plan. We have many significant steps still to take.

Our success will depend in large part in our success in achieving several important steps in the implementation of our business plan, including the following: acquiring business information, development of clients, development of more suppliers, implementing order processing and customer service capabilities, and management of business process. If we are not successful, we will not be able to fully implement or expand our business plan.

Our success depends upon our ability to attract and hire key personnel. Since many of our personnel will be required to be bilingual, or to have other special skills, the pool of potential employees may be small and in high demand by our competitors. Our inability to hire qualified individuals will negatively affect our business, and we will not be able to implement or expand our business plan.

Our business is greatly dependent on our ability to attract key personnel. We will need to attract, develop, motivate and retain highly skilled technical employees. Competition for qualified personnel is intense and we may not be able to hire or retain qualified personnel. Our management has limited experience in recruiting key personnel which may hurt our ability to recruit qualified individuals. If we are unable to retain such employees, we will not be able to implement or expand our business plan.

If we cannot effectively increase and enhance our sales and marketing capabilities, we may not be able to increase our revenues.

We need to further develop our sales and marketing capabilities to support our commercialization efforts. If we fail to increase and enhance our marketing and sales force, we may not be able to enter new or existing markets. Failure to recruit, train and retain new sales personnel, or the inability of our new sales personnel to effectively market and sell our products, could impair our ability to gain market acceptance of our products.

Our current Director, Hajime Abe, beneficially owns approximately or has the right to vote on 71.06% of our outstanding common stock and preferred stock in total. As a result, he will have the ability to control substantially all matters submitted to our stockholders for approval including:

• Election of our board of directors;

• Removal of any of our directors;

• Amendment of our Certificate of Incorporation or bylaws;

• Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

As a result of his ownership and position, he is able to influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, the future prospect of sales of significant amounts of shares held by him could affect the market price of our common stock if the marketplace does not orderly adjust to the increase in shares in the market and the value of your investment in our company may decrease. Mr. Abe's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

Our growth will place significant strains on our resources.

The Company is currently in the exploration stage, with only limited operations, and has generated only minimal revenue since inception in July 2013. The Company's growth, if any, is expected to place a significant strain on the Company's managerial, operational and financial resources. Moving forward, the Company's systems, procedures or controls may not be adequate to support the Company's operations and/or the Company may be unable to achieve the rapid execution necessary to successfully implement its business plan. The Company's future operating results, if any, will also depend on its ability to add additional personnel commensurate with the growth of its operations, if any. If the Company is unable to manage growth effectively, the Company's business, results of operations and financial condition will be adversely affected.

The recently enacted JOBS Act will allow the Company to postpone the date by which it must comply with certain laws and regulations intended to protect investors and to reduce the amount of information provided in reports filed with the SEC.

The recently enacted JOBS Act is intended to reduce the regulatory burden on “emerging growth companies”. The Company meets the definition of an “emerging growth company” and so long as it qualifies as an “emerging growth company,” it will, among other things:

-be exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that its independent registered public accounting firm provide an attestation report on the effectiveness of its internal control over financial reporting;

-be exempt from the "say on pay” provisions (requiring a non-binding shareholder vote to approve compensation of certain executive officers) and the "say on golden parachute” provisions (requiring a non-binding shareholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and certain disclosure requirements of the Dodd-Frank Act relating to compensation of Chief Executive Officers;

-be permitted to omit the detailed compensation discussion and analysis from proxy statements and reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and instead provide a reduced level of disclosure concerning executive compensation; and

-be exempt from any rules that may be adopted by the Public Company Accounting Oversight Board (the “PCAOB”) requiring mandatory audit firm rotation or a supplement to the auditor’s report on the financial statements.

Although the Company is still evaluating the JOBS Act, it currently intends to take advantage of all of the reduced regulatory and reporting requirements that will be available to it so long as it qualifies as an “emerging growth company”. The Company has elected not to opt out of the extension of time to comply with new or revised financial accounting standards available under Section 102(b)(1) of the JOBS Act. Among other things, this means that the Company's independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of the Company's internal control over financial reporting so long as it qualifies as an “emerging growth company”, which may increase the risk that weaknesses or deficiencies in the internal control over financial reporting go undetected. Likewise, so long as it qualifies as an “emerging growth company”, the Company may elect not to provide certain information, including certain financial information and certain information regarding compensation of executive officers, which would otherwise have been required to provide in filings with the SEC, which may make it more difficult for investors and securities analysts to evaluate the Company. As a result, investor confidence in the Company and the market price of its common stock may be adversely affected.

Notwithstanding the above, we are also currently a “smaller reporting company”, meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a public float of less than $75 million and annual revenues of less than $50 million during the most recently completed fiscal year. In the event that we are still considered a “smaller reporting company”, at such time are we cease being an “emerging growth company”, the disclosure we will be required to provide in our SEC filings will increase, but will still be less than it would be if we were not considered either an “emerging growth company” or a “smaller reporting company”. Specifically, similar to “emerging growth companies”, “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, being required to provide only two years of audited financial statements in annual reports. Decreased disclosures in our SEC filings due to our status as an “emerging growth company” or “smaller reporting company” may make it harder for investors to analyze the Company’s results of operations and financial prospects.

We are an “emerging growth company” under the JOBS Act of 2012, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards. As a result, our financial statements may not be comparable to those of companies that comply with public company effective dates.

We will remain an “emerging growth company” for up to five years, although we will lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million.

As we are a publicly reporting company, we will continue to incur significant costs in staying current with reporting requirements. Our management will be required to devote substantial time to compliance initiatives. Additionally, the lack of an internal audit group may result in material misstatements to our financial statements and ability to provide accurate financial information to our shareholders.

Our management and other personnel will need to devote a substantial amount of time to compliance initiatives to maintain reporting status. Moreover, these rules and regulations, that are necessary to remain as an SEC reporting Company, will be costly as an external third party consultant(s), attorney, or firm, may have to assist in some regard to following the applicable rules and regulations for each filing on behalf of the company.

We currently do not have an internal audit group, and we will eventually need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge to have effective internal controls for financial reporting. Additionally, due to the fact that we only have two officers and one Director, who have minor experience as an officer or Director of a reporting company, such lack of experience may impair our ability to maintain effective internal controls over financial reporting and disclosure controls and procedures, which may result in material misstatements to our financial statements and an inability to provide accurate financial information to our stockholders.

Moreover, if we are not able to comply with the requirements or regulations as an SEC reporting company, in any regard, we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

Risks Relating to the Company’s Securities

We may never have a public market for our common stock or may never trade on a recognized exchange. Therefore, you may be unable to liquidate your investment in our stock.

There is no established public trading market for our securities. Our shares are not and have not been listed or quoted on any exchange or quotation system.

In order for our shares to be quoted, a market maker must agree to file the necessary documents with the National Association of Securities Dealers, which operates the OTCBB and OTCQB. In addition, it is possible that such application for quotation may not be approved and even if approved it is possible that a regular trading market will not develop or that if it did develop, will be sustained. In the absence of a trading market, an investor may be unable to liquidate their investment.

We may in the future issue additional shares of our common stock, which may have a dilutive effect on our stockholders.

Our Certificate of Incorporation authorizes the issuance of 500,000,000 shares of common stock, of which 60,000,000 shares are issued and outstanding as of July 31, 2014. The future issuance of our common shares may result in substantial dilution in the percentage of our common shares held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

We may issue shares of preferred stock in the future that may adversely impact your rights as holders of our common stock.

Our Certificate of Incorporation authorizes us to issue up to 20,000,000 shares of preferred stock. Accordingly, our board of directors will have the authority to fix and determine the relative rights and preferences of preferred shares, as well as the authority to issue such shares, without further stockholder approval. Currently, our series A preferred stock entitles the holder thereof to 100 votes on all matters upon which the holders of the common stock of the Company are entitled to vote. Series A Preferred Stock does not have any dividend, conversion, liquidation, or other rights or preferences, including redemption or sinking fund provisions. However, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends are declared to holders of our common stock, and the right to the redemption of such preferred shares, together with a premium, prior to the redemption of the common stock. To the extent that we do issue such additional shares of preferred stock, your rights as holders of common stock could be impaired thereby, including, without limitation, dilution of your ownership interests in us. In addition, shares of preferred stock could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult, which may not be in your interest as holders of common stock.

We do not currently intend to pay dividends on our common stock and consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We have never declared or paid any cash dividends on our common stock and do not currently intend to do so for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future and the success of an investment in shares of our common stock will depend upon any future appreciation in its value. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares.

We may be exposed to potential risks resulting from requirements under Section 404 of the Sarbanes-Oxley Act of 2002.

As a reporting company we are required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, to include in our annual report our assessment of the effectiveness of our internal control over financial reporting. We do not have a sufficient number of employees to segregate responsibilities and may be unable to afford increasing our staff or engaging outside consultants or professionals to overcome our lack of employees.

We do not currently have independent audit or compensation committees. As a result, our directors have the ability, among other things, to determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

The costs to meet our reporting and other requirements as a public company subject to the Exchange Act of 1934 is and will be substantial and may result in us having insufficient funds to expand our business or even to meet routine business obligations.

As a public entity, subject to the reporting requirements of the Exchange Act of 1934, we will continue to incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements. We estimate that these costs will range up to $35,000 per year for the next few years and will be higher if our business volume and activity increases. As a result, we may not have sufficient funds to grow our operations.

State Securities Laws may limit secondary trading, which may restrict the states in which and conditions under which you can sell Shares.

Secondary trading in our common stock may not be possible in any state until the common stock is qualified for sale under the applicable securities laws of the state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in the state. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of, the common stock in any particular state, the common stock cannot be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in our common stock, the liquidity for the common stock could be significantly impacted.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of July 31, 2014 we do not own any properties.

Item 3. Legal Proceedings.

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. We may become involved in material legal proceedings in the future.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

We are currently not listed on any exchange.

Stockholders of Our Common Shares

As of September 19, 2014, we had 60,000,000 shares of our common stock issued and outstanding.

Recent Sales of Unregistered Securities

The following sets forth certain information concerning securities which were sold or issued by us without the registration of the securities under the Securities Act of 1933 in reliance on exemptions from such registration requirements within the past three years:

On June 25, 2014, Mr. Hajime Abe entered into stock purchase agreements with approximately 504 Japanese shareholders. Pursuant to these agreements, Mr. Abe sold 46,305,000 shares of common stock in total to these individuals and received $4,630 as aggregate consideration.

We claim an exemption from registration afforded by Section 4(2) and/or Regulation S of the Securities Act of 1933, as amended ("Regulation S") for the above sales of the stock since the sales of the stock were made to non-U.S. persons (as defined under Rule 902 section (k)(2)(i) of Regulation S), pursuant to offshore transactions, and no directed selling efforts were made in the United States by the issuer, a distributor, any of their respective affiliates, or any person acting on behalf of any of the foregoing.

On July 31, 2014, TOA Optical Tech, Inc. entered into a Stock Purchase Agreement with Hajime Abe. Pursuant to the Agreement, Hajime Abe, at the effective date transferred to TOA Optical Tech, Inc., 10 shares of the common stock of TOA Hikari which represents all of its issued and outstanding shares in consideration of 10,000 JPY ($97 USD). Following the closing of the share purchase transaction on July 31, 2014, TOA Optical Tech, Inc. gained a 100% interest in the issued and outstanding shares of TOA Hikari’s common stock. TOA Optical Tech, Inc. became the controlling shareholder of TOA Hikari.

Item 6. Selected Financial Data.

The tables and information below are derived from our financial statements for the period from July 22, 2013 (Inception) through July 31, 2013 and July 31, 2014.

Financial condition – Consolidated base

	As of	As of
	July 31, 2014	July 31, 2013

Inventories	$19,457	$-
Prepaid Expenses	$-	$2,000
TOTAL ASSETS	$19,457	$2,000
Account Payables-Related Party	$19,457	$-
Loan from Director	$11,273	$2,244
Accrued Expense	$8,605	$2,000
TOTAL LIABILITIES	$39,335	$4,244
Common Stock	$6,000	$2,000
Preferred Stock	$100	$-
Additional Paid-in Capital	$4,494	$-
Accumulated Deficit	$(30,591)	$(4,244)
Foreign Currency Translation Adjustment	$119	$-
TOTAL SHAREHOLDERS’ DEFICIT	$(19,878)	$(2,244)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$19,457	$2,000

Statement of operations

		Period from
		July 22, 2013
	Year	(Date of Inception)
	Ended	through
	July 31, 2014	July 31, 2013

Revenues	$-	$-
Cost of Revenues	$-	$-
Gross Profit	$-	$-
Expenses	$26,347	$4,244
NET LOSS	$(26,347)	$(4,244)
NET LOSS PER SHARE	$(0.00)	$(0.00)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our cash balance is $0 as of July 31, 2014. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. We have been utilizing and may utilize funds from Hajime Abe, our Secretary, Treasurer and Director, who has informally agreed to advance funds to allow us to pay for offering costs, filing fees, and professional fees. Hajime Abe, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. In order to implement our plan of operations for the next twelve-month period, we may require further funding. Being a start-up company, we have very limited operating history.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

TOA OPTICAL TECH, INC.

(FKA PROSPERITY ACQUISITION, INC)

CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Pages

Report of Independent Registered Public Accounting Firm (Messineo & Co, CPAs LLC)	F2

Report of Independent Registered Public Accounting Firm (MaloneBailey, LLP)	F3

Consolidated Balance Sheets	F4

Consolidated Statements of Operations and Comprehensive Income (Loss)	F5

Consolidated Statements of Stockholders’ Deficit and Comprehensive Income	F6

Consolidated Statements of Cash Flows	F7

Notes to Consolidated Financial Statements	F8

-F1-

Messineo & Co, CPAs LLC 2471 N McMullen Booth Rd - Ste. 302 Clearwater, FL 33759-1362 T: (518) 530-1122 F: (727) 674-0511

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

Prosperity Acquisition, Inc.

Cranston, RI

We have audited the accompanying balance sheet of Prosperity Acquisition, Inc. as of July 31, 2013 and the related statements of operations, stockholders' equity and cash flows for the year then ended and for the period from July 22, 2013 (inception) to July 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Prosperity Acquisition, Inc. as of July 31, 2013, and the results of its operations and its cash flows for the year then ended, and for the period from July 22, 2013 (inception) to July 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had a net loss, no cash flow from operating activities, and is still in the development stage. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Messineo & Co. CPAs, LLC

Clearwater, Florida

August 21, 2013

-F2-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
TOA Optical Tech, Inc.

1-1-36, Nishiawaji

Higashiyadogawa-ku Osaka, Japan

We have audited the accompanying consolidated balance sheet of TOA Optical Tech, Inc. and its subsidiary (collectively, the Company) as of July 31, 2014 and the related statement of operations, changes in stockholders’ (deficit), and cash flows for the year then ended and for the period from July 22, 2013 (inception) through July 31, 2014. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the period July 22, 2013 (inception) through July 31, 2013, were audited by other auditors whose report expressed unqualified opinions on those statements. The financial statements for the period July 22, 2013 (inception) through July 31, 2013, include total revenues and a deficit accumulated during the exploration stage of $0 and $4,244, respectively. Our opinion on the statements of operations, shareholders' deficit, and cash flows for the period July 22, 2013 (inception) through July 31, 2013, insofar as it relates to amounts for prior periods through July 31, 2014, is based solely on the report of other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TOA Optical Tech, Inc. and its subsidiary as of July 31, 2014 and the results of their operations and their cash flows for the year then ended and the period from July 22, 2013 (inception) through July 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company suffered a net loss and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONEBAILEY, LLP www.malone-bailey.com
Houston, Texas

September 19, 2014

-F3-

TOA OPTICAL TECH, INC.
(FKA PROSPERITY ACQUISITION INC.)
CONSOLIDATED BALANCE SHEETS

	As of	As of
	July 31, 2014	July 31, 2013
ASSETS
Current Assets
Inventories	$19,457	$-
Prepaid expenses	2,000	2,000

TOTAL CURRENT ASSETS	19,457	2,000

TOTAL ASSETS	$19,457	$2,000

LIABILITIES AND SHAREHOLDER'S DEFICIT
Current Liabilities
Account payables - Related Party	$19,457	$-
Loan from director	11,273	2,244
Accrued expenses	8,855	2,000

TOTAL CURRENT LIABILITIES	39,335	4,244

TOTAL LIABILITIES	$39,335	$4,244

Stockholder's Deficit
Preferred stock -$.0001 par value, 20,000,000 shares authorized;
1,000,000 shares and none issued and outstanding
as of July 31, 2014 and July 31, 2013; respectively	$100	$-
Common stock -$.0001 par value, 500,000,000 shares authorized,
60,000,000 shares and 20,000,000 shares issued and outstanding
as of July 31, 2014 and July 31, 2013; respectively	6,000	2,000
Additional paid-in capital	4,494	-
Accumulated deficit	(30,591)	(4,244)
Accumulated other comprehensive income	119	-

TOTAL SHAREHOLDER'S DEFICIT	$(19,878)	$(2,244)

TOTAL LIABILITIES AND SHAREHOLDER'S DEFICIT	$19,457	$2,000

The accompanying notes are an integral part of these audited financial statements

-F4-

TOA OPTICAL TECH, INC.
(FKA PROSPERITY ACQUISITION, INC.)
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

		Period from
		July 22, 2013
		(Date of Inception)
	Year Ended	through
	July 31, 2014	July 31, 2013

Revenues - Related Party	$-	$-
Cost of revenues - Related Party	-	-

Gross profit	-	-

General and Administrative Expenses
Organization and related expenses	-	4,244
Director compensation	4,100	2000
Professional fees	19,734	-
Other expenses	2,513	-

Total Expenses	26,347	4,244

NET LOSS	$(26,347)	$(4,244)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	$119	$-

TOTAL COMPREHENSIVE LOSS	$(26,228)	$(4,244)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	22,493,151	4,444,444

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)

The accompanying notes are an integral part of these audited financial statements

-F5-

TOA OPTICAL TECH, INC.
(FKA PROSPERITY ACQUISITION, INC.) CONSOLIDATED STATEMENT OF SHAREHOLDER’S DEFICIT
For the period from July 22, 2013 ( Inception) through July 31, 2014

					ADDITIONAL	OTHER
	COMMON STOCK		PREFERRED STOCK		PAID IN	COMPREHENSIVE	EARNINGS
	NUMBER	AMOUNT	NUMBER	AMOUNT	CAPITAL	INCOME	(DEFICIT)	TOTALS

July 22, 2013 (Inception) - Shares issued for services rendered at $.0001 per share, July 29, 2013	20,000,000	$2,000	-	$-	$-	$-	$-	$2,000
Net loss for the period from July 22, 2013 through July 31, 2013	-	-	-	-	-	-	(4,244)	(4,244)
Balance – July 31, 2013	20,000,000	$2,000	-	$-	$-	$-	$(4,244)	$(2,244)
Contribution to capital by related party for write-off of accounts payable					4,494			4,494
Shares issued for director's compensation, June 20, 2014	-	-	1,000,000	100	-	-	-	100
Shares issued for director's compensation, June 20, 2014	40,000,000	$4,000	-	-	-	-	-	4,000

Net loss	-	-	-	-	-	-	(26,347)	(26,347)
Foreign currency translation adjustment	-	-	-	-	-	119	-	119
Balance – July 31, 2014	60,000,000	$6,000	1,000,000	$100	$4,494	119	$(30,591)	$(19,878)

The accompanying notes are an integral part of these audited financial statements

-F6-

TOA OPTICAL TECH, INC.
(FKA PROSPERITY ACQUISITION, INC.)
CONSOLIDATED STATEMENT OF CASH FLOWS
		Period from
		July 22, 2013
		(Date of Inception)
	Year Ended	through
	July 31, 2014	July 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(26,347)	$(4,244)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services rendered	4,100	2,000
Change in operating assets and liabilities:
Inventory	(19,457)	-
Prepaid expenses	2,000	(2,000)
Accrued expenses	8,855	2,000
Account payables - Related Party	19,457	2,244
Net cash used in operating activities	(11,392)	(2,244)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from director	11,273	2,244

Net cash provided by financing activities	11,273	2,244

Net effect of exchange rate changes on cash	119	-

Net Change in Cash and Cash equivalents	$-	$-
Cash and cash equivalents - beginning of period	$-	$-
Cash and cash equivalents - end of period	$-	$-

NON-CASH TRANSACTIONS
Forgiveness of Related Party Accounts Payable	4,494	-

SUPPLEMENTAL INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these audited financial statements

-F7-

TOA OPTICAL TECH, INC.

(FKA PROSPERITY ACQUISITION, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

TOA Optical Tech, Inc. was incorporated under the laws of the State of Delaware on July 22, 2013.  TOA Optical Tech, Inc. which was previously known as Prosperity Acquisition, Inc. (the “Company”) is a start-up company that conducts a trading business through its wholly owned subsidiary, TOA Hikari Giken Co., Ltd., a Japanese Corporation (“TOA Hikari”). Our business is engaged in the worldwide trading of LED products.

On July 31, 2014, TOA Optical Tech, Inc. entered into a Stock Purchase Agreement with Hajime Abe. Pursuant to the Agreement, Hajime Abe, at the effective date transferred to TOA Optical Tech, Inc., 10 shares of the common stock of TOA Hikari which represents all of its issued and outstanding shares in consideration of 10,000 JPY ($97 USD). Following the closing of the share purchase transaction on July 31, 2014, TOA Optical Tech, Inc. gained a 100% interest in the issued and outstanding shares of TOA Hikari’s common stock. TOA Optical Tech, Inc. became the controlling shareholder of TOA Hikari. Both TOA Optical Tech, Inc. and TOA Optical Tech, Inc. were and remain under current control of Hajime Abe whether it be directly, or indirectly. The items value at purchase were carried over at book value with results retrospectively accounted for from the earliest date presented herein.

TOA Hikari Giken Co., Ltd., was initially formed as an Osaka, Japan Corporation on June 2, 2014.

Note 2 - Significant Accounting Policies

Basis of presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of TOA Hikari Giken Co., Ltd.  Equity investments in which we exercise significant influence, but do not control and are not the primary beneficiary, are accounted for using the equity method of accounting. Investments in which we do not exercise significant influence over the investee are accounted for using the cost method of accounting. Intercompany transactions are eliminated.

Cash equivalents.

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

INVENTORIES

Inventories are stated at the lower of cost of market with cost being determined on an average cost basis.

Fair value of financial instruments.

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification ("Paragraph 820-10-35-37") to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1. Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2. Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3. Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of the Company's financial assets and liabilities, such as accrued expenses approximate its fair values because of the short maturity of this instrument. The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at July 31, 2014, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the period from July 22, 2013 (inception) through end of fiscal year July 31, 2014.

REVENUE RECOGNITION

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company will recognize revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

COMPREHENSIVE INCOME OR LOSS

ASC Topic 220, “Comprehensive Income”, establishes standards for reporting and display of comprehensive income or loss, its components and accumulated balances. Comprehensive income or loss as defined includes all changes in equity during a period from non-owner sources. Accumulated comprehensive income, as presented in the accompanying statements of owners’ equity consists of changes in unrealized gains and losses on foreign currency translation. This comprehensive income or loss is not included in the computation of income tax expense or benefit.

DEFERRED AND CURRENT INCOME TAXES

Deferred income tax is provided for differences between the bases of assets and liabilities for financial and income tax reporting. A deferred tax asset, subject to a valuation allowance, is recognized for estimated future tax benefits of tax-basis operating losses being carried forward.

Income taxes are provided based upon the liability method of accounting pursuant to the FASB ASC Topic concerning Income Taxes. Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against the deferred tax asset if management does not believe the Company has met the “more likely than not” standard imposed by the FASB ASC Topic concerning Income Taxes to allow recognition of such an asset.

Income taxes.

The Company follows Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Operations in the period that includes the enactment date. The Company adopted section 740-10-25 of the FASB Accounting Standards Codification ("Section 740-10-25"). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

For the year ended July 31, 2014, the Company did not have any interest and penalties associated with tax positions. As of July 31, 2014, the Company did not have any significant unrecognized uncertain tax positions.

The Company conducts its major businesses in Japan and is subject to tax in this jurisdiction. As a result of its business activities, the Company files tax returns that are subject to examination by the local tax authority. For the year ended July 31, 2014,  the Company filed and cleared a 2013 tax return with the tax authority in the PRC.

Enterprise income tax in Japan is generally charged at 35.64% of a company’s assessable profit. The Company’s subsidiaries incorporated in Japan are subject to Japanese enterprises income tax at the applicable tax rates on the taxable income as reported in their Japanese statutory accounts in accordance with the relevant enterprises income tax laws applicable to foreign enterprises.

The Company is governed by the Income Tax Law of Japan as well as Tokyo Local Income Tax Law (“the Income Tax Laws”). Under the Income Tax Laws, Corporations in Tokyo, Japan are generally subject to an income tax at an effective rate of 38.4% on income as reported in their statutory financial statements after appropriate tax adjustments unless the enterprise is located in specially designated regions of cities for which more favorable effective tax rates apply.

For the period ended July 31, 2014 and July 31, 2013, the Company has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry forward has been fully reserved. The cumulative net operating loss carry forward is approximately $30,591 as at July 31, 2014 and will expire beginning in the year 2034. Annual use of the net operating loss may be limited by Internal Revenue Code Section 382 due to an ownership change.

The cumulative tax effect at the expected rate of 35.64% of significant items comprising our net deferred tax amount is as follows:

	July 31, 2014	July 31, 2013

Deferred tax asset attributable to
Net operating loss carryover	10,903	1,443
Valuation allowance	(10,903)	(1,443)

Net deferred tax assets	$-	$-	$

FOREIGN CURRENCY TRANSLATION

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statements of operations.

The reporting currency of the Company is the United States Dollars (“US$”) and the accompanying financial statements have been expressed in US$. The Company maintains its books and record in its local currency, Japanese YEN (“JPY”), which is a functional currency as being the primary currency of the economic environment in which its operation is conducted. In accordance with ASC Topic 830-30, “Translation of Financial Statement”, assets and liabilities of the Company whose functional currency is not US$ are translated into US$, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. The gains and losses resulting from translation of financial statements are recorded as a separate component of accumulated other comprehensive income within the statements of owners’ equity.

Translation of amounts from the local currency of the Company into US$1 has been made at the following exchange rates for the respective year:

	July 31, 2014	July 31, 2013
Current JPY: US$1 exchange rate	102.79	98.08
Average JPY: US$1 exchange rate	101.22	89.46

Net loss per common share.

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of July 31, 2014 and 2013.

STOCK-BASED COMPENSATION

The Company adopted FASB guidance on stock based compensation upon inception at September 11, 2012. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company has not had any stock options issued for services from inception through July 31, 2014.

Our employee stock-based compensation awards are accounted for under the fair value method of accounting, as such, we record the related expense based on the more reliable measurement of the service provided, or the fair market value of the stock issued multiplied by the number of shares awarded.

We account for our employee stock options under the fair value method of accounting using a Black-Scholes valuation model to measure stock option expense at the date of grant. We do not backdate, re-price, or grant stock-based awards retroactively. As of the date of this report, we have not issued any stock options.

RECENT ACCOUNTING PRONOUNCEMENTS

The company has limited operations and is considered to be in the development stage. In the year ended July 31, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage.

NOTE 3 - GOING CONCERN

The accompanying financial statements are prepared on a basis of accounting assuming that the Company is a going concern that contemplates realization of assets and satisfaction of liabilities in the normal course of business. The Company is considered a start-up company and has few current revenue sources. These conditions raise substantial doubt to the Company’s ability to continue as a going concern. The Company’s management plans to engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue- producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

NOTE 4 - STOCKHOLDER’S EQUITY

On July 22, 2013, the Board of Directors issued 20,000,000 shares of common stock to the founding shareholder in exchange for incorporation fees of $244 and developing the Company’s business concept and plan valued at $2,000 to a total amount of $2,244.

On June 20, 2014, the Company issued 1,000,000 shares of restricted Series A preferred stock valued at $100 to Hajime Abe as director’s compensation.

Currently, our series A preferred stock entitles the holder thereof to 100 votes on all matters upon which the holders of the common stock of the Company are entitled to vote. Series A Preferred Stock does not have any dividend, conversion, liquidation, or other rights or preferences, including redemption or sinking fund provisions.

On June 20, 2014, the Company issued 40,000,000 shares of restricted common stock valued at $4,000 to Hajime Abe as director’s compensation.

NOTE 5 - RELATED-PARTY TRANSACTIONS

At July 31, 2014 the company had a forgiveness of Accounts Payable of $4,494 which was from the previous owner.

At July 31, 2014 the company had a related-party payable in the amount of $11,273 to its sole officer and director. The loan payable is due on demand and non-interest bearing.

During the period ended July 31, 2014, the Company purchased the products at $19,457 from OPTICAL TECH CO., LTD., a Japan Corporation (“Optical Tech”). Tatsumi Shioya who is President and CEO of the Company is also the owner, President and Director of Optical Tech.

NOTE 6 – SUBSEQUENT EVENTS

On August 8, 2014 TOA Optical Tech Inc. had entered into a consulting agreement with ETN Services LLC “ETN”. All fees in the agreement were associated with SEC filing fees for this 10-K. The terms of the agreement were for ETN to assist with filing via the SEC Edgar Database.

-F8-

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 , as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer (who is acting as our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of July 31, 2014, the end of the fiscal period covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of July 31, 2014, our internal control over financial reporting was not effective as of the end of the period covered by this report due to lack of an audit committee, lack of segregation of duties and Ineffective controls over period end financial disclosure and reporting processes. Management recognizes that its controls and procedures would be substantially improved if there was a greater segregation of the duties of Chief Executive Officer and Chief Financial Officer and as such is actively seeking to remediate this issue. Management believes that the material weakness in its controls and procedures referenced did not have an effect on our financial results.

This annual report does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this annual report.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended July 31, 2014 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Biographical information regarding the officers and Directors of the Company, who will continue to serve as officers and Directors of the Company and TOA Hikari following the consummation of the Stock Purchase Agreement are provided below:

The Company

NAME	AGE	POSITION
Hajime Abe	62	Director, Secretary, Treasurer
Tatsumi Shioya	61	President and Chief Executive Officer

TOA Hikari

NAME	AGE	POSITION
Hajime Abe	62	President, Chief Executive Officer and Director

Hajime Abe

Mr. Hajime Abe began his career in 1969 as an employee of Nissan Motor Company as a car salesman. Following this, in 1974, he incorporated Abe Motor Sales Co., Ltd., a Japan Corporation. A decade later in 1989, he incorporated Koa Commerce Co., Ltd., a Japan Corporation and in 1993 incorporated another Japanese company known as World Liberty Co., Ltd. More recently, in 2007 Mr. Abe incorporated the Japanese company IKL Holdings Co., Ltd. and in 2010 was appointed as President and Director of Oidon Co., Ltd, a Wyoming Corporation that he resigned from this past July of 2012. On January 22, 2013, he was appointed as Director, President, Secretary and Treasurer of TOA Holdings, Inc., a Delaware Corporation. On January 28, 2013, he incorporated TOA Shoko Japan, a Japan corporation. On January 28, 2013, he was appointed as the Chairman of Dong A Sang Gong Co., Ltd, a Korean Corporation. On July 2, 2013, he was appointed as the chairman of BJK Global LTD., a Bangladesh Corporation. Mr. Hajime Abe also serves as the sole director and officer of Toshoan Holdings, Inc. since June of 2013. On October 10, 2013, he incorporated Tsukiji TOA Suisan Co., Ltd., a Japan Corporation. On October 10, 2013, he became the owner of Toshoan Restaurant.

Tatsumi Shioya

In March of 1975 Mr. Tatsumi Shioya graduated from the Department of Engineering at Tohoku Gakuin University. Following his graduation, he accepted a job with Panasonic System Solutions Co., Ltd., as sales representative and manager, which he kept until leaving in August of 2002. That same year in December of 2002 Mr. Shioya incorporated Ryokka Giken, Inc., and assumed the role as President. Ryokka Giken, Inc. is a developer of LED technologies such as lamps and carries with it several patents for LED illuminating technologies. Recently, in November of 2011, Mr. Shioya incorporated Optical Tech Co., Ltd., a Japan Corporation, and assumed the role as the President. Optical Tech Co., Ltd develops and creates its own LED technologies such as lights and has recently began marketing them to potential customers.

Corporate governance

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Securities and Exchange Commission (the “SEC”) and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations. The Company has not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and Directors as the Company is not required to do so.

In lieu of an Audit Committee, the Company’s Board of Directors, is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company's financial statements and other services provided by the Company’s independent public accountants. The Board of Directors reviews the Company's internal accounting controls, practices and policies.

Committees of the Board

Our Company currently does not have nominating, compensation, or audit committees or committees performing similar functions nor does our Company have a written nominating, compensation or audit committee charter. Our sole Director believes that it is not necessary to have such committees, at this time, because the Director(s) can adequately perform the functions of such committees.

Audit Committee Financial Expert

Our Board of Directors has determined that we do not have a board member that qualifies as an "audit committee financial expert" as defined in Item 407(D)(5) of Regulation S-K, nor do we have a Board member that qualifies as "independent" as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(14) of the FINRA Rules.

We believe that our Director(s) are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The Director(s) of our Company does not believe that it is necessary to have an audit committee because management believes that the Board of Directors can adequately perform the functions of an audit committee. In addition, we believe that retaining an independent Director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development and the fact that we have not generated any positive cash flows from operations to date.

Involvement in Certain Legal Proceedings

Our Directors and our executive officers have not been involved in any of the following events during the past ten years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or
4.	being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

5.	Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;
6.	Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;
7.	Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:(i) Any Federal or State securities or commodities law or regulation; or(ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or(iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
8.	Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Independence of Directors

We are not required to have independent members of our Board of Directors, and do not anticipate having independent Directors until such time as we are required to do so.

Code of Ethics

We have not adopted a formal Code of Ethics. The Board of Directors evaluated the business of the Company and the number of employees and determined that since the business is operated by a small number of persons, general rules of fiduciary duty and federal and state criminal, business conduct and securities laws are adequate ethical guidelines. In the event our operations, employees and/or Directors expand in the future, we may take actions to adopt a formal Code of Ethics.

Shareholder Proposals

Our Company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for Directors. The Board of Directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. The Board of Directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our President, at the address appearing on the first page of this Information Statement.

Item 11. Executive Compensation.

Summary Compensation Table:

Name and principal position (a)	Year ended July 31 (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)

Tatsumi Shioya, President and CEO	2014(1)	-	-	-	-	-	-	-	$-
Hajime Abe, Director	2014(1)	-	-	4,100 (2)	-	-	-	-	$4,100

(1) On December 3, 2013, Mr. DeNunzio, as the Company’s then sole Director, appointed Hajime Abe as Director of the Company. Immediately thereafter, Mr. DeNunzio resigned as an officer and Director of the Company and appointed Tatsumi Shioya as the President & CEO and Hajime Abe as the Director & Secretary of the Company.

(2) On June 20, 2014, the Company issued 1,000,000 shares of Series A preferred stock valued at $100 and 40,000,000 shares of restricted common stock valued at $4,000 to Hajime Abe as director compensation.

Compensation of Directors

The table below summarizes all compensation of our directors as of September 19, 2014.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Hajime Abe	-	4,100(1)	-	-	-	-	4,100

(1) On June 20, 2014, the Company issued 1,000,000 shares of Series A preferred stock valued at $100 and 40,000,000 shares of restricted common stock valued at $4,000 to Hajime Abe as director compensation.

Summary of Compensation

TOA Optical Tech, Inc. was incorporated July 22, 2013 and has paid $4,100 as stock compensation to our Directors and Officers to date.

Stock Option Grants

We have not granted any stock options to our executive officers since our incorporation.

Employment Agreements

We do not have an employment or consulting agreement with any officers or Directors.

Compensation Discussion and Analysis

Director Compensation

Our Board of Directors does not currently receive any consideration for their services as members of the Board of Directors. The Board of Directors reserves the right in the future to award the members of the Board of Directors cash or stock based consideration for their services to the Company, which awards, if granted shall be in the sole determination of the Board of Directors.

Executive Compensation Philosophy

Our Board of Directors determines the compensation given to our executive officers in their sole determination. Our Board of Directors reserves the right to pay our executive or any future executives a salary, and/or issue them shares of common stock issued in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. This package may also include long-term stock based compensation to certain executives, which is intended to align the performance of our executives with our long-term business strategies. Additionally, while our Board of Directors has not granted any performance base stock options to date, the Board of Directors reserves the right to grant such options in the future, if the Board in its sole determination believes such grants would be in the best interests of the Company.

Incentive Bonus

The Board of Directors may grant incentive bonuses to our executive officer and/or future executive officers in its sole discretion, if the Board of Directors believes such bonuses are in the Company’s best interest, after analyzing our current business objectives and growth, if any, and the amount of revenue we are able to generate each month, which revenue is a direct result of the actions and ability of such executives.

Long-term, Stock Based Compensation

In order to attract, retain and motivate executive talent necessary to support the Company’s long-term business strategy we may award our executive and any future executives with long-term, stock-based compensation in the future, in the sole discretion of our Board of Directors, which we do not currently have any immediate plans to award.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of September 19, 2014, the Company has 60,000,000 shares of common stock and 1,000,000 shares of preferred stock issued and outstanding, which number of issued and outstanding shares of common stock and preferred stock have been used throughout this report.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Common Stock Voting Percentage Beneficially Owned	Voting Shares Preferred Stock Are Able to Vote	Preferred Stock Voting Percentage Beneficially Owned	Total Voting Percentage Beneficially Owned (1)
Executive Officers and Directors
Hajime Abe	13,695,000	22.8%	1,000,000	100.0%	71.1%
Tatsumi Shioya	0	0.0%	0	0.0%	0.0%
5% Shareholders None

Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Under this rule, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect the person’s actual voting power at any particular date.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On December 3, 2013, Hajime Abe entered into a Share Purchase Agreement with Jeffrey DeNunzio. Pursuant to this agreement, Mr. DeNunzio transferred to Hajime Abe, 20,000,000 shares of our common stock which represents all of our issued and outstanding shares.

On June 20, 2014, the Company issued 1,000,000 shares of restricted Series A preferred stock valued at $100 to Hajime Abe as director compensation.

On June 20, 2014, the Company issued 40,000,000 shares of restricted common stock valued at $4,000 to Hajime Abe as director compensation.

Certain Relationships and Related Transactions Related to TOA Hikari

On June 2, 2014, TOA Hikari was incorporated under the Japanese Companies Act with the purpose to conduct trading operations. Mr. Hajime Abe was appointed as Director, President and CEO of TOA Hikari.

On July 31, 2014, Hajime Abe entered into a Stock Purchase Agreement with the Company. Pursuant to this Agreement, Hajime Abe will and has transferred to TOA Optical Tech, Inc., 10 shares of the common stock of TOA Hikari, which represents all of its issued and outstanding shares in consideration of 10,000 JPY ($98 USD). Following the closing of the share purchase transaction on July 31, 2014, the Company gained a 100% interest in the issued and outstanding shares of TOA Hikari’s common stock. The Company is now the controlling shareholder of TOA Hikari.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officer(s), Director(s) and significant stockholders. We intend to establish formal policies and procedures in the future, once we have sufficient resources and have appointed additional Directors, so that such transactions will be subject to the review, approval or ratification of our Board of Directors, or an appropriate committee thereof. On a moving forward basis, our Directors will continue to approve any related party transaction.

Corporate Governance

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Securities and Exchange Commission (the “SEC”) and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations. The Company has not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and Directors as the Company is not required to do so.

In lieu of an Audit Committee, the Company’s Board of Directors, is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company's financial statements and other services provided by the Company’s independent public accountants. The Board of Directors, the Chief Executive Officer and the Chief Financial Officer of the Company review the Company's internal accounting controls, practices and policies.

Item 14. Principal Accounting Fees and Services.

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our last two fiscal years.

		2014	2013
Audit fees	MaloneBailey, LLP	$8,200	$0
Audit related fees
Tax fees
All other fees

Total		$8,200	$0

All of the professional services rendered by principal accountants for the audit of our annual financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for last two fiscal years were approved by our board of directors.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements

1. Financial statements for our company are listed in the index under Item 8 of this document

2. All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws. (1)

31.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-K for the year ended July 31, 2014. (2)

31.2	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s report on Form 10-K for the year ended July 31, 2014. (2)

32.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

32.2	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

____________________

(1)	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on August 22, 2013, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOA Optical Tech Inc.

(Registrant)

By: /s/ Tatsumi Shioya

Tatsumi Shioya, President, and CEO

Dated: September 19, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Tatsumi Shioya

Tatsumi Shioya, President, and CEO

Dated: September 19, 2014

By: /s/ Hajime Abe

Hajime Abe, Secretary, Treasurer, Chief Financial Officer, Director

Dated: September 19, 2014