Form 10-Q
period 2014-10-31
TOA Optical Tech, Inc.
filed 2014-12-05
CIK 1582718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2014

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER: 000-55028

TOA Optical Tech, Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-1778734
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1-1-36, Nishiawaji, Higashiyadogawa-ku Osaka, Japan	533-0031 (Zip Code)
(Address of Principal Executive Offices)

  Issuer's telephone number: +81-6-6325-5035

Fax number: +81-6325-5037

Email: info@toa-group.asia

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X ]Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a small reporting company. See definition of large accelerated filer, accelerated filer and small reporting company in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Small reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 [ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of December 5, 2014, there were approximately 60,000,000 shares of common stock and 1,000,000 shares of preferred stock issued and outstanding.

INDEX

		Page
PART I-FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS (UNAUDITED)	F1
Consolidated balance Sheets at October 31, 2014 and July 31, 2014		F1
conSOLIDATed statements of Operations AND COMPREHENSIVE LOSS for the three months ended October 31, 2014 AND 2013		F2
CONSOLIDATED Statements of Cash Flows FOR THE THREE MONTHS ENDED OCTOBER 31, 2014 AND 2013.		F3
Notes to Financial Statements		F4

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS	3
ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	3
ITEM 4	CONTROLS AND PROCEDURES	4

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS	5
ITEM 1A	RISK FACTORS
ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	5
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	5
ITEM 4	MINE SAFETY DISCLOSURES	5
ITEM 5	OTHER INFORMATION	5
ITEM 6	EXHIBITS	5

SIGNATURES		6

PART I-FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

TOA OPTICAL TECH, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	As of	As of
	October 31, 2014	July 31, 2014

ASSETS
Current Assets
Cash and cash equivalents	$1	$-
Inventories	$17,809	$19,457

TOTAL CURRENT ASSETS	$17,810	$19,457

TOTAL ASSETS	$17,810	$19,457

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Account payables - Related Party	$17,809	$19,457
Loan from director	$33,446	$11,273
Accrued expenses	$4,500	$8,550
Tax payables	$-	$55

TOTAL CURRENT LIABILITIES	$55,756	$39,335

TOTAL LIABILITIES	$55,756	$39,335

Stockholder's Equity (Deficit)
Preferred stock ($.0001 par value, 20,000,000 shares authorized;
1,000,000 shares and none issued and outstanding
as of October 31, 2014 and July 31, 2014)	$100	$100
Common stock ($.0001 par value, 500,000,000 shares authorized,
60,000,000 shares and 60,000,000 shares issued and outstanding
as of October 31, 2014 and July 31, 2014)	$6,000	$6,000
Additional paid-in capital	$4,494	$4,494
Accumulated deficit	$(46,473)	$(30,591)
Accumulated other comprehensive income
Foreign currency translation	$(2,066)	$119

TOTAL SHAREHOLDERS’ EQUITY	$(37,945)	$(19,878)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$17,810	$19,457

The accompanying notes are an integral part of these unaudited financial statements

-F1-

TOA OPTICAL TECH, INC.
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three months	Three months
	Ended	Ended
	October 31, 2014	October 31, 2013

Revenues - Related Party	$-	$-
Cost of revenues - Related Party	-	-

Gross profit	-	-

General and Administrative Expenses
Professional fees	15,826	250
Other expenses	55	-

Total Expenses	$15,881	$250

NET INCOME (LOSS)	$(15,881)	$(250)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	$(2,185)	$-

TOTAL COMPREHENSIVE INCOME (LOSS)	$(18,067)	$(250)

WEIGHTED AVERAGE SHARES OUTSTANDING	60,000,000	20,000,000

NET INCOME(LOSS) PER SHARE	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited financial statements

-F2-

TOA OPTICAL TECH, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three months	Three months
	Ended	Ended
	October 31, 2014	October 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(15,881)	$(250)
Changes in operating assets and liabilities:
Inventories	1,648	-
Prepaid expenses	-	2,000
Accrued expenses	(4,050)	(1,750)
Account payables - Related Party	(1,648)	-
Tax payables	(55)	-

Net cash provided by (used in) operating activities	$(19,986)	$-

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from director	$22,173	$-

Net cash provided by (used in) financing activities	$22,173	$-

Net effect of exchange rate changes on cash	$(2,185)	$-

Net Change in Cash and Cash equivalents	$1	$-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	1	-

SUPPLEMENTAL INFORMATION
Interest paid	-	-
Income taxes paid	-	-

The accompanying notes are an integral part of these unaudited financial statements.

-F3-

TOA OPTICAL TECH, INC

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

AS OF OCTOBER 31, 2014

(UNAUDITED)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

TOA OPTICAL TECH, Inc. (the “Company”), a growth company, was incorporated under the laws of the State of Delaware on July 22, 2013, with an objective to acquire, or merge with, an operating business. As of October 31, 2014, the Company conducts a trading business through its wholly owned subsidiary, TOA Hikari Giken Co., Ltd., a Japanese Corporation. Our business is engaged in the worldwide trading of LED products.

The accompanying unaudited condensed financial statements of TOA OPTICAL TECH, Inc. (the “Company” ) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three month periods and for the period from the date of inception have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year. When used in these notes, the terms “Company”, “we”, “us” or “our” mean the Company. Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America has been condensed or omitted from these statements pursuant to such accounting principles and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited financial statements for the year ended July 31, 2014.

The results of operations for the three month period ended October 31, 2014 are not necessarily indicative of the results for the full fiscal year ending July 31, 2015.

In the quarter ended October 31, 2014, the Company elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage.

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

NOTE 2 - GOING CONCERN

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

NOTE 3 - RELATED-PARTY TRANSACTIONS

At October 31, 2014, the Company owed a related party in the amount of $33,446 to Hajime Abe, sole director, for payment of the Company’s expenses.

At October 31, 2014, the Company has $17,809 of related party payable due to Optical Tech Co., Ltd. (“Optical Tech”) for the amount of inventory purchases. Tatsumi Shioya who is the CEO and President of the Company is also the owner and the President of Optical Tech.

-F4-

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our cash balance is $1 as of October 31, 2014. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. We have been utilizing and may utilize funds from Hajime Abe, our president and director, who has informally agreed to advance funds to allow us to pay for offering costs, filing fees, and professional fees. Hajime Abe, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. In order to implement our plan of operations for the next twelve-month period, we require a minimum of $1,000,000 of funding. Being a start-up company, we have very limited operating history. After a twelve-month period we may need additional financing but currently do not have any arrangements for such financing.

We are a start-up company and have generated no revenue to date.

If we do not receive any proceeds in the foreseeable future or the minimum amount of $1,000,000 that we require to operate for the next 12 months, Hajime Abe has informally agreed to advance us funds, however, he has no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash we need, or cease operations entirely.

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

As of October 31, 2014, the end of the fiscal period covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of October 31, 2014, our internal control over financial reporting was not effective as of the end of the period covered by this report due to identified material weaknesses. Inasmuch as we only have one individuals serving as our officer, and employee we have determined that the Company has inadequate controls and procedures over financial reporting due to the lack of segregation of duties and lack of a formal review process that includes multiple levels of review, resulting in several audit adjustments related to derivative accounting, accounting of the Company’s convertible debt instruments, and write-off of assets. Management recognizes that its controls and procedures would be substantially improved if there was a greater segregation of the duties of Chief Executive Officer and Chief Financial Officer and as such is actively seeking to remediate this issue. Management believes that the material weakness in its controls and procedures referenced did not have an effect on our financial results.

This quarterly report does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this annual report.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period ended October 31, 2014 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On September 25, 2014, Mr. Hajime Abe entered into a stock purchase agreements with 1 Japanese shareholder. Pursuant to this agreement, Mr. Abe sold 50,000 of his own shares of common stock in total to this individual and received $5 as aggregate consideration.

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

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None

ITEM 6	EXHIBITS

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws. (1)

31.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

31.2	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

32.1	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

32.2	Certification of the Company’s Principal Executive and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

(1)	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on August 22, 2013, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

TOA Optical Tech, Inc.

(Registrant)

By: /s/ Hajime Abe

Name: Hajime Abe

CFO, Secretary, Treasurer

Dated: December 5, 2014

By: /s/ Tatsumi Shioya

Name: Tatsumi Shioya

CEO, President

Dated: December 5, 2014