Form 10-Q
period 2015-01-31
TOA Optical Tech, Inc.
filed 2015-03-10
CIK 1582718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2015

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

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 [ ] Yes [X] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of March 10, 2015, there were approximately 60,000,000 shares of common stock and 1,000,000 shares of preferred stock issued and outstanding.

INDEX

		Page
PART I-FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS (UNAUDITED)	F1
Consolidated balance Sheets at January 31, 2015 (UNAUDITED) and July 31, 2014 (AUDITED)		F1
conSOLIDATed statements of Operations AND COMPREHENSIVE LOSS for the THREE AND SIX months ended JANUARY 31, 2015 AND 2014 (UNAUDITED)		F2
CONSOLIDATED Statements of Cash Flows FOR THE six MONTHS ENDED JANUARY 31, 2015 AND 2014 (UNAUDITED)		F3
Notes to Financial Statements		F4

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS	3
ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	3
ITEM 4	CONTROLS AND PROCEDURES	4

PART II-OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS	5
ITEM 1A	RISK FACTORS
ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	5
ITEM 3	DEFAULTS UPON SENIOR SECURITIES	5
ITEM 4	MINE SAFETY DISCLOSURES	5
ITEM 5	OTHER INFORMATION	5
ITEM 6	EXHIBITS	5

SIGNATURES		6

PART I-FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

TOA OPTICAL TECH, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of	As of
	January 31, 2015	July 31, 2014

ASSETS
Current Assets
Cash and cash equivalents	$1	$-
Inventories	$17,030	$19,457

TOTAL CURRENT ASSETS	$17,031	$19,457

TOTAL ASSETS	$17,031	$19,457

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Account payables - Related Party	$17,030	$19,457
Loan from director	$35,956	$11,273
Accrued expenses	$7,350	$8,550
Tax payables	$-	$55

TOTAL CURRENT LIABILITIES	$60,336	$39,335

TOTAL LIABILITIES	$60,336	$39,335

Stockholders' Equity (Deficit)
Preferred stock ($.0001 par value, 20,000,000 shares authorized;
1,000,000 shares and none issued and outstanding
as of January 31, 2015 and July 31, 2014)	$100	$100
Common stock ($.0001 par value, 500,000,000 shares authorized,
60,000,000 shares and 20,000,000 shares issued and outstanding
as of January 31, 2015 and July 31, 2014)	$6,000	$6,000
Additional paid-in capital	$4,494	$4,494
Accumulated deficit	$(52,642)	$(30,591)
Accumulated other comprehensive income
Foreign currency translation	$(1,257)	$119

TOTAL SHAREHOLDERS' EQUITY	$(43,306)	$(19,878)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$17,031	$19,457

The accompanying notes are an integral part of these unaudited financial statements

-F1-

TOA OPTICAL TECH, INC.
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months	Three months	Six months	Six months
	Ended	Ended	Ended	Ended
	January 31, 2015	January 31, 2014	January 31, 2015	January 31, 2014

Revenues - Related Party	$-	$-	$-	$-
Cost of revenues - Related Party	-	-	-	-

Gross profit	-	-	-	-

General and Administrative Expenses
Professional fees	$3,881	$1,098	$19,707	$1,098
Other expenses	2,289	-	2,344	-

Total Expenses	$6,170	$1,098	$22,051	$1,098

NET INCOME (LOSS)	$(6,170)	$(1,098)	$(22,051)	$(1,098)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	$809	$-	$(1,376)	-

TOTAL COMPREHENSIVE INCOME (LOSS)	$(5,361)	$(1,098)	$(23,427)	$(1,098)

WEIGHTED AVERAGE SHARES OUTSTANDING	60,000,000	20,000,000	60,000,000	20,000,000

NET INCOME(LOSS) PER SHARE	$(0.00)	(0.00)	$(0.00)	(0.00)

The accompanying notes are an integral part of these unaudited financial statements

-F2-

TOA OPTICAL TECH, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six months	Six months
	Ended	Ended
	January 31, 2015	January 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(22,051)	$(1,098)
Changes in operating assets and liabilities:
Inventories	2,427	-
Prepaid expenses	-	2,000
Accrued expenses	(1,255)	(2,000)
Account payables - Related Party	(2,427)	-

Net cash used in operating activities	$(23,306)	$(1,098)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from director	$24,683	$1,097

Net cash provided by financing activities	$24,683	$1,097

Net Change in Cash and Cash equivalents	$1	$-
Net effect of exchange rate changes on cash	$(1,376)	$1
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	1	-

NONCASH INVESTING AND FINANCING ACTIVITIES
Contribution to capital by related party for write-off of accounts payable	$-	$2,494

SUPPLEMENTAL INFORMATION
Interest paid	-	-
Income taxes paid	-	-

The accompanying notes are an integral part of these unaudited financial statements.

-F3-

TOA OPTICAL TECH, INC

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

AS OF JANUARY 31, 2015

(UNAUDITED)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

TOA Optical Tech, Inc. (the “Company”), a growth company, was incorporated under the laws of the State of Delaware on July 22, 2013, with an objective to acquire, or merge with, an operating business. As of January 31, 2015, the Company conducts a trading business through its wholly owned subsidiary, TOA Hikari Giken Co., Ltd., a Japan Corporation. Our business is engaged in the worldwide trading of LED products.

The accompanying unaudited condensed financial statements of TOA Optical Tech, Inc. (the “Company”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three month periods and for the period from the date of inception have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year. When used in these notes, the terms “Company”, “we”, “us” or “our” mean the Company. Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America has been condensed or omitted from these statements pursuant to such accounting principles and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited financial statements for the year ended July 31, 2014.

The results of operations for the three month period ended January 31, 2015 are not necessarily indicative of the results for the full fiscal year ending July 31, 2015.

In the quarter ended January 31, 2015, the Company elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage.

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

NOTE 3 - RELATED-PARTY TRANSACTIONS

At January 31, 2015, the Company owed a related party in the amount of $35,956 to Hajime Abe, sole director, for payment of the Company’s expenses.

At January 31, 2015, the Company has $17,030 of related party payable due to Optical Tech Co., Ltd. (“Optical Tech”) for the amount of inventory purchases. Tatsumi Shioya who is the CEO and President of the Company is also the owner and the President of Optical Tech.

-F4-

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our cash balance is $1 as of January 31, 2015. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. We have been utilizing and may utilize funds from Hajime Abe, our director, who has informally agreed to advance funds to allow us to pay for offering costs, filing fees, and professional fees. Hajime Abe, however, has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. In order to implement our plan of operations for the next twelve-month period, we require a minimum of $1,000,000 of funding. Being a start-up company, we have very limited operating history. After a twelve-month period we may need additional financing but currently do not have any arrangements for such financing.

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

As of January 31, 2015, the end of the fiscal period covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of January 31, 2015, our internal control over financial reporting was not effective as of the end of the period covered by this report due to identified material weaknesses. Inasmuch as we only have one individuals serving as our officer, and employee we have determined that the Company has inadequate controls and procedures over financial reporting due to the lack of segregation of duties and lack of a formal review process that includes multiple levels of review, resulting in several audit adjustments related to derivative accounting, accounting of the Company’s convertible debt instruments, and write-off of assets. Management recognizes that its controls and procedures would be substantially improved if there was a greater segregation of the duties of Chief Executive Officer and Chief Financial Officer and as such is actively seeking to remediate this issue. Management believes that the material weakness in its controls and procedures referenced did not have an effect on our financial results.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period ended January 31, 2015 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

(Registrant)

By: /s/ Hajime Abe

Name: Hajime Abe

CFO, Secretary, Treasurer

Dated: March 10, 2015

By: /s/ Tatsumi Shioya

Name: Tatsumi Shioya

CEO, President

Dated: March 10, 2015