Form 10-Q
period 2015-04-30
TOA Optical Tech, Inc.
filed 2015-06-19
CIK 1582718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2015

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

As of June 19, 2015, there were approximately 60,000,000 shares of common stock and 1,000,000 shares of preferred stock issued and outstanding.

INDEX

PART I-FINANCIAL INFORMATION

PART I-FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS

TOA OPTICAL TECH, INC.

 CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Page

Consolidated Balance Sheets at April 30, 2015 (Unaudited) and July 31, 2014	F2

Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended April 30, 2015 and 2014 (Unaudited)	F3

Consolidated Statements of Cash Flows for the Nine Months Ended April 30, 2015 and 2014 (Unaudited)	F4

Notes to the Unaudited Financial Statements	F5

-F1-

TOA OPTICAL TECH, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	As of April 30, 2015	As of July 31, 2014

ASSETS
Current Assets
Cash and cash equivalents	$1	$-
Inventories	$16,759	$19,457

TOTAL CURRENT ASSETS	$16,760	$19,457

TOTAL ASSETS	$16,760	$19,457

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Account payables - Related Party	$16,759	$19,457
Loan from director	$40,195	$11,273
Accrued expenses	$4,670	$8,550
Tax payables	$-	$55

TOTAL CURRENT LIABILITIES	$61,624	$39,335

TOTAL LIABILITIES	$61,624	$39,335

Stockholders' Equity (Deficit)
Preferred stock ($.0001 par value, 20,000,000 shares authorized;
1,000,000 shares and none issued and outstanding as of April 30, 2015 and July 31, 2014	$100	$100
Common stock ($.0001 par value, 500,000,000 shares authorized,
60,000,000 shares and 20,000,000 shares issued and outstanding as of April 30, 2015 and July 31, 2014	$6,000	$6,000
Additional paid-in capital	$4,494	$4,494
Accumulated deficit	$(58,898)	$(30,591)
Accumulated other comprehensive income
Foreign currency translation	$3,440	$119

TOTAL SHAREHOLDERS' EQUITY	$(44,864)	$(19,878)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$16,760	$19,457

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F2-

TOA OPTICAL TECH, INC.

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	April 30, 2015	April 30, 2014	April 30, 2015	April 30, 2014

Revenues - Related Party	$-	$-	$-	$-
Cost of revenues - Related Party	-	-	-	-

Gross profit	-	-	-	-

General and Administrative Expenses
Professional fees	$5,574	$1,894	$25,281	$4,992
Other expenses	681	428	3,025	428

Total Expenses	$6,256	$2,322	$28,307	$5,420

NET INCOME (LOSS)	$(6,256)	$(2,322)	$(28,307)	$(5,420)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	$4,697	$37	$3,321	$38

TOTAL COMPREHENSIVE INCOME (LOSS)	$(1,558)	$(2,285)	$(24,985)	$(5,382)

WEIGHTED AVERAGE SHARES OUTSTANDING	60,000,000	20,000,000	60,000,000	20,000,000

NET INCOME(LOSS) PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F3-

TOA OPTICAL TECH, INC. CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

	Nine Months	Nine Months
	Ended	Ended
	April 30, 2015	April 30, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(28,307)	$(5,420)
Changes in operating assets and liabilities:
Inventories	-	-
Prepaid expenses	-	2,000
Accrued expenses	(3,935)	-

Net cash used in operating activities	$(32,242)	$(3,420)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from director	$40,195	$3,382
Repayments to director	$(11,273)	$-
Net cash provided by financing activities	$28,922	$3,382
Net effect of exchange rate changes on cash	$3,321	$38

Net Change in Cash and Cash equivalents	$1	$-
Cash and cash equivalents - beginning of period	-	-
Cash and cash equivalents - end of period	1	-

NONCASH INVESTING AND FINANCING ACTIVITIES
Contribution to capital by related party for write-off of accounts payable	$-	$4,494

SUPPLEMENTAL INFORMATION
Interest paid	-	-
Income taxes paid	-	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

-F4-

TOA OPTICAL TECH, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF APRIL 30, 2015

(UNAUDITED)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

TOA Optical Tech, Inc. (the “Company”), a growth company, was incorporated under the laws of the State of Delaware on July 22, 2013, with an objective to acquire, or merge with, an operating business. As of April 30, 2015, the Company conducts a trading business through its wholly owned subsidiary, TOA Hikari Giken Co., Ltd., a Japan Corporation. Our business is engaged in the worldwide trading of LED products.

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

The results of operations for the three month period ended April 30, 2015 are not necessarily indicative of the results for the full fiscal year ending July 31, 2015.

In the quarter ended April 30, 2015, the Company elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage.

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

NOTE 2 - GOING CONCERN

The accompanying financial statements are prepared on a basis of accounting assuming that the Company is a going concern that contemplates realization of assets and satisfaction of liabilities in the normal course of business. The Company is considered a growth company and has few current revenue sources. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s management plans to engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue- producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

NOTE 3 - RELATED-PARTY TRANSACTIONS

At April 30, 2015, the Company owed a related party in the amount of $40,195 to Hajime Abe, sole director, for payment of the Company’s expenses.

For the nine months ended April 30, 2015 the Company has borrowed $40,195 from its sole director, Hajime Abe and repaid $11,273 of the loan.

At April 30, 2015, the Company has $16,759 of related party payable due to Optical Tech Co., Ltd. (“Optical Tech”) for the amount of inventory purchases. Tatsumi Shioya who is the CEO and President of the Company is also the owner and the President of Optical Tech.

-F5-

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We are a growth company and have generated no revenue to date.

Our cash balance is $1 as of April 30, 2015. Our cash balance is not sufficient to fund our limited levels of operations for any period of time. Being a growth company, we have very limited operating history. After a twelve-month period we may need additional financing but currently do not have any arrangements for such financing.

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

Inventory

Currently, we have $16,759 in inventory which is made up of LED lighting units.

Net Loss

We recorded a net loss of $28,307 for the Nine Months ended April 30, 2015 as opposed to $5,420 for the Nine Months ended April 30, 2014. The increase in net loss can be attributed increased operating expenses.

LIQUIDITY

We have no known demands or commitments and are not aware of any events or uncertainties as of April 30, 2015 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

CAPITAL RESOURCES

We had no material commitments for capital expenditures as of April 30, 2015 and July 31, 2014.

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

As of April 30, 2015, the end of the fiscal period covered by this report, we carried out an evaluation, under the supervision of our chief executive officer, with the participation of our chief financial officer, of the effectiveness of the design and the operation of our disclosure controls and procedures. The officers concluded that the disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses identified below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of April 30, 2015, our internal control over financial reporting was not effective as of the end of the period covered by this report due to identified material weaknesses. Inasmuch as we only have one individuals serving as our officer, and employee we have determined that the Company has inadequate controls and procedures over financial reporting due to the lack of segregation of duties and lack of a formal review process that includes multiple levels of review, resulting in several audit adjustments related to derivative accounting, accounting of the Company’s convertible debt instruments, and write-off of assets. Management recognizes that its controls and procedures would be substantially improved if there was a greater segregation of the duties of Chief Executive Officer and Chief Financial Officer and as such is actively seeking to remediate this issue. Management believes that the material weakness in its controls and procedures referenced did not have an effect on our financial results.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the period ended April 30, 2015 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On September 25, 2014, Mr. Hajime Abe entered into a stock purchase agreement with 1 Japanese shareholder. Pursuant to this agreement, Mr. Abe sold 50,000 of his own shares of common stock in total to this individual and received $5 as aggregate consideration.

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

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

None

ITEM 6	EXHIBITS

(a)	Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation (1)

3.2	By-laws. (1)

31.1	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

31.2	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

32.1	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

32.2	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	XBRL Instance Document (3)

101.SCH	XBRL Taxonomy Extension Schema (3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)

101.LAB	XBRL Taxonomy Extension Label Linkbase (3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

(1)	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on August 22, 2013, and incorporated herein by this reference.
(2)	Filed herewith.
(3)	Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

TOA Optical Tech, Inc.

(Registrant)

By: /s/ Hajime Abe

Name: Hajime Abe

CFO, Secretary, Treasurer, Director

Dated: June 19, 2015

By: /s/ Tatsumi Shioya

Name: Tatsumi Shioya

CEO, President

Dated: June 19, 2015