Form 10-Q/A
period 2015-04-30
TOA Optical Tech, Inc.
filed 2015-06-19
CIK 1582718

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

EXPLANATORY NOTE

This Amendment No. 1 to the Form 10-Q Quarterly Report (the "Amendment") amends the Form 10-Q Quarterly Report of TOA Optical Tech, Inc. (the "Company") for the quarter ended April 30, 2015 originally filed with the U.S. Securities and Exchange Commission on June 19, 2015 (the "Original Form 10-Q"). The sole purpose of this Amendment is to furnish amended interactive data files that comprise Exhibit 101 as the previous data had a clerical error for the three months ended. Previously, the date for the three months ended was incorrectly inserted.

Except as described above, the Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Form 10-Q in any way. The information filed herein is identical with the exception of the amended interactive data.

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